Form 10-Q
period 2021-09-30
Ventyx Biosciences, Inc.
filed 2021-11-18
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-40298

Ventyx Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2996852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
662 Encinitas Blvd., Suite 250 Encinitas, CA	92024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 593-4832

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	VTYX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 15, 2021, the registrant had 50,296,506 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward- looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
our expectations regarding our product candidates and related benefits;
•
our beliefs regarding the benefits and perceived limitations of competing products, and the future of competing products and our industry;
•
details regarding our strategic vision and product candidate pipeline;
•
our beliefs regarding the success, cost and timing of our development activities and current and future clinical trials, including study design;
•
the timing or likelihood of regulatory filings or other actions and related regulatory authority responses;
•
any impact of the COVID-19 pandemic, or responses to the COVID-19 pandemic, on our business, clinical trials or personnel;
•
the ability and willingness of third parties to engage in research and development activities on our behalf involving our product candidates, and our ability to leverage those activities;
•
our expectations regarding the ease of administration associated with our product candidates;
•
our expectations regarding the patient compatibility associated with our product candidates;
•
our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•
the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•
our ability to commercialize any approved products;
•
the rate and degree of market acceptance of any approved products;
•
our ability to attract and retain key personnel;
•
the accuracy of our estimates regarding our future revenue, operating expenses, capital requirements and needs for additional financing;
•
our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•
our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and not infringe, misappropriate or otherwise violate the intellectual property of others;

ii

•
regulatory developments in the United States and foreign countries; and
•
our expectations regarding the period during which we qualify as an “emerging growth company” under the JOBS Act, and a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

You should refer to Part II, Item 1A (Risk Factors) of this Quarterly Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$68,986	$244
Marketable securities	72,966	—
Prepaid expenses and other assets (includes related party amounts of $48 and $0, respectively)	3,707	1
Total current assets:	145,659	245

Property and equipment, net	219	—
Other long-term assets	2,831	—
Total assets	$148,709	$245

Liabilities, convertible preferred stock and stockholders' deficit
Current liabilities
Accounts payable (includes related party amounts of $0 and $238, respectively)	$4,263	$1,102
Accrued expenses (includes related party amounts of $237 and $17, respectively)	7,546	301
Total current liabilities	11,809	1,403

Change of control derivative liability - related party	—	16,849
Convertible promissory notes - related party	—	2,920
Convertible SAFE notes at fair value - related party	—	9,727
Total liabilities	11,809	30,899

Commitments and contingencies (Note 7)

Convertible preferred shares:
Series A convertible preferred shares, $0.0001 par value; 119,879,441 and 0 shares authorized at September 30, 2021 and December 31, 2020, respectively; 12,533,905 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020 respectively; liquidation preference of $114,300 at September 30, 2021	116,275	—
Series A-1 convertible preferred shares, $0.0001 par value; 179,490,370 and 0 shares authorized at September 30, 2021 and December 31, 2020, respectively, 18,766,496 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	57,437	—
Series B convertible preferred shares, $0.0001 par value; 38,537,683 and 0 shares authorized at September 30, 2021 and December 31, 2020, respectively; 4,029,275 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	50,809	—

Stockholders' deficit:
Common stock, $0.0001 par value; 436,248,586 and 47,603,832 shares authorized at September 30, 2021 and December 31, 2020, respectively; 4,198,682 and 2,187,187 shares issued at September 30, 2021 and December 31, 2020, respectively; 4,058,222 and 2,059,157 shares outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	12,393	1,847
Accumulated other comprehensive loss	17	—
Accumulated deficit	(100,031)	(32,501)
Total stockholders' deficit	(87,621)	(30,654)
Total liabilities, convertible preferred stock and stockholders' deficit	$148,709	$245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development (includes related party amounts of $287, $179, $839 and $653, respectively)	$10,545	$1,990	$44,657	$5,059
General and administrative (includes related party amounts of $0, $107, $116 and $328, respectively)	2,242	245	4,664	551
Total operating expenses	12,787	2,235	49,321	5,610
Loss from operations	(12,787)	(2,235)	(49,321)	(5,610)
Other (income) expense:
Other (income) expense	(13)	1	31	1
Interest expense - related party	—	94	99	205
Change in fair value of notes and derivative - related party	—	4,825	11,051	5,656
Change in fair value of Series A tranche liability	—	—	5,476	—
Total other (income) expense	(13)	4,920	16,657	5,862
Net loss	(12,774)	(7,155)	(65,978)	(11,472)
Deemed dividend	—	—	(1,552)	—
Net loss attributable to common shareholders	$(12,774)	$(7,155)	$(67,530)	$(11,472)

Net loss	$(12,774)	$(7,155)	$(65,978)	$(11,472)
Unrealized gain (loss) on marketable securities	6	—	6	—
Foreign currency translation	23	—	11	—
Comprehensive loss	$(12,745)	$(7,155)	$(65,961)	$(11,472)

Net loss per share attributable to common shareholders, basic and diluted	$(3.17)	$(3.58)	$(19.81)	$(5.82)
Shares used to compute basic and diluted net loss per share attributable to common shareholders	4,026,083	1,998,548	3,409,036	1,971,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

For the Three Months Ended September 30, 2021 and 2020

(in thousands, except share amounts)

(unaudited)

	Series A Convertible		Series A-1 Convertible		Series B Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at June 30, 2021	12,533,905	$116,279	18,766,496	$57,437	—	$—	3,955,973	$—	$11,405	$(12)	$(87,257)	$(75,864)
Additional legal fees incurred associated with the issuance of preferred stock	—	(4)	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock, net of legal fees	—	—	—	—	4,029,275	50,809	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	22,581	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	79,668	—	19	—	—	19
Stock-based compensation expense	—	—	—	—	—	—	—	—	969	—	—	969
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	6	—	6
Foreign currency translation	—	—	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	—	—	(12,774)	(12,774)
Balance at September 30, 2021	12,533,905	$116,275	18,766,496	$57,437	$4,029,275	$50,809	4,058,222	$—	$12,393	$17	$(100,031)	$(87,621)

	Series A Convertible		Series A-1 Convertible		Series B Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at June 30, 2020	—	$—	—	$—	—	$—	1,981,735	$—	$216	$—	$(8,644)	$(8,428)
Modification of debt instruments with related party	—	—	—	—	—	—	—	—	1,601	—	—	1,601
Vesting of restricted common stock	—	—	—	—	—	—	27,622	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	14	—	—	14
Net loss	—	—	—	—	—	—	—	—	—	—	(7,155)	(7,155)
Balance at September 30, 2020	—	$—	—	$—	—	$—	2,009,357	$—	$1,831	$—	$(15,799)	$(13,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

For the Nine Months Ended September 30, 2021 and 2020

(in thousands, except share amounts)

(unaudited)

	Series A Convertible		Series A-1 Convertible		Series B Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2020	—	$—	—	$—	—	$—	2,059,157	$—	$1,847	$—	$(32,501)	$(30,654)
Issuance of preferred stock upon modification and conversion of notes	—	—	12,713,585	38,911	—	—	—	—	1,735	—	—	1,735
Acquisition of Oppilan and Zomagen	—	—	6,052,911	18,526	—	—	818,798	—	2,820	—	—	2,820
Issuance of preferred stock and common stock, net of legal fees	12,533,905	112,303	—	—	4,029,275	50,809	507,133	—	1,552	—	(1,552)	—
Conversion of tranche liability to Series A preferred stock and common stock	—	3,972	—	—	—	—	507,133	—	3,058	—	—	3,058
Vesting of restricted common stock	—	—	—	—	—	—	73,793	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	92,208	—	44	—	—	44
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,337	—	—	1,337
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—	—	6	—	6
Foreign currency translation	—	—	—	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	—	—	—	(65,978)	(65,978)
Balance at September 30, 2021	12,533,905	$116,275	18,766,496	$57,437	4,029,275	$50,809	4,058,222	$—	$12,393	$17	$(100,031)	$(87,621)

	Series A Convertible		Series A-1 Convertible		Series B Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2019	—	$—	—	$—	—	$—	1,926,491	$—	$199	$—	$(4,327)	$(4,128)
Modification of debt instruments with related party	—	—	—	—	—	—	—	—	1,601	—	—	1,601
Vesting of restricted common stock	—	—	—	—	—	—	82,866	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	—	—	—	—	—	(11,472)	(11,472)
Balance at September 30, 2020	—	$—	—	$—	—	$—	2,009,357	$—	$1,831	$—	$(15,799)	$(13,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(65,978)	$(11,472)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14	—
Stock-based compensation	1,337	31
Effect of exchange rates on cash	11	—
Non-cash interest - related party	99	205
Change in fair value of notes and derivative - related party	11,051	5,656
Change in fair value of Series A tranche liability	5,476	—
Acquired in-process research and development	21,781	—
Changes in operating assets and liabilities
Prepaid expenses and other assets (includes related party amounts of ($30) and $1, respectively)	(3,647)	37
Accounts payable (includes related party amounts of ($238 and $259, respectively)	2,049	932
Accrued expenses (includes related party amounts of $10 and $74, respectively)	3,855	304
Net cash used in operating activities	(23,952)	(4,307)

Cash flows from investing activities
Acquisition of Oppilan and Zomagen, net of cash	1,899	—
Investments in marketable securities, available-for-sale	(72,960)	—
Purchases of property and equipment	(214)	—
Net cash used in investing activities	(71,275)	—

Cash flows from financing activities
Proceeds from issuance of Series A and Series B convertible preferred stock, net of offering costs	164,221	—
Deferred offering costs	(746)	—
Proceeds from exercise of stock options	44	—
Proceeds from issuance of SAFE notes, net	450	4,050
Net cash provided by financing activities	163,969	4,050

Increase (decrease) in cash and cash equivalents	68,742	(257)
Cash and cash equivalents, beginning of period	244	309
Cash and cash equivalents, end of period	$68,986	$52

Supplemental disclosure for non-cash activities
Amendment to convertible promissory notes - related party	$—	$2,706
Conversion of promissory and SAFE notes - related party	$38,911	$—
Stock issued for the acquisition of Oppilan and Zomagen	$21,345	$—
Unpaid deferred offering costs	$2,000	$—
Unrealized gain (loss) on marketable securities	$6	$—
Taxes paid	$2	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Business

Ventyx Biosciences, Inc. (“Ventyx” or “the Company”) is a pre-clinical and clinical-stage pharmaceutical company focused on immunology across diverse therapeutic areas, incorporated in the State of Delaware in November 2018, with its principal operations in California. The Company leverages its drug discovery and development expertise to develop novel and differentiated therapeutics that target both the innate and adaptive immune system.

Initial Public Offering

The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on October 20, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on October 21, 2021. Through its initial public offering, the Company sold an aggregate of 10,893,554 shares of its common stock, including 1,420,898 shares sold pursuant to the underwriters' over-allotment option, at a public offering price of $16.00 per share. The Company received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, from sales of its shares in the IPO.

In connection with the closing of the initial public offering, all 12.5 million outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), 18.8 million outstanding shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”), and 4.0 million shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) converted into an aggregate of 35.3 million shares of common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2020 and the condensed consolidated balance sheet as of December 31, 2020 reflect the financial results of Ventyx Biosciences, Inc. as a standalone business. The presentation of the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 reflect the financial results of Ventyx Biosciences, Inc. and its two acquired wholly owned subsidiaries, Oppilan Pharma, Ltd. ("Oppilan") and Zomagen Biosciences, Ltd. ("Zomagen"), on a consolidated basis, as of the acquisition date of February 26, 2021 (Note 5). All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 and the notes thereto included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on October 20, 2021 (the “Prospectus”).

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021 or any future period.

February 2021 Forward Stock Split and October 2021 Reverse Stock Split

On February 26, 2021, the Company effected a 7.933972 for 1 forward stock split of its common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the stock split. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the stock split for all periods presented.

On October 11, 2021, the Company effected a 1 for 9.5644 reverse stock split of its capital stock. The par value and the authorized shares of the capital stock were not adjusted as a result of the reverse stock split. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the stock split for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

The Company is closely monitoring the impact of the COVID-19 pandemic on its business and has taken steps designed to protect the health and safety of its employees while continuing its operations. The full extent to which the COVID-19 pandemic will impact the Company’s business, results of operations, financial condition, clinical trials, and preclinical research will depend on future developments that are highly uncertain, including actions taken to contain or treat COVID-19 and their effectiveness, as well as the economic impact on national and international markets.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition date to be cash equivalents. Cash equivalents consist of money market accounts and commercial paper and are stated at fair value.

Investments in Marketable Securities, Available-for-Sale

In the third quarter of 2021, the Company began maintaining a portfolio of investments which include commercial paper and asset-backed securities (“ABS”). The Company classifies its investments in marketable securities as available-for-sale securities and, accordingly, the Company’s marketable securities are reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive loss, net of tax. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other income (expense), net within the condensed consolidated statement of operations and comprehensive loss.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period that any such determination is made. Calculating an impairment charge requires a high degree of judgment. In making this judgment, the Company evaluates, among other items, the time frame and extent to which the fair market value of a security is less than its amortized cost and the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Acquisitions

The Company accounts for acquisitions of an asset or group of similar identifiable assets that do not meet the definition of a business as asset acquisition using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of their relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets acquired in an asset acquisition for use in research and development activities which have no alternative future use are expensed as in-process research and development on the acquisition date. Intangible assets acquired for use in research and development activities which have an alternative future use are capitalized as in-process research and development. Future costs to develop these assets are recorded to research and development expense as they are incurred.

Convertible Preferred Stock

The Company has issued shares of Series A, Series A-1, and Series B Convertible Preferred Stock that are conditionally redeemable, as the redemption rights are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, and as such, are classified as temporary equity.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

As an “emerging growth company,” the Company is allowed by the Jumpstart Our Business Startups Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use model and requires a lessee to recognize on the balance sheet a right-of-use asset and corresponding lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities (“ASU 2020-05”), which delays adoption of Topic 606 and Topic 842. Pursuant to the delayed adoption provided for under ASU 2020-05, the new leasing standard is effective for the Company’s annual periods beginning after December 15, 2021 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for the Company’s annual periods beginning after 2023, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity (“ASU 2020-06”), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher shareholder’s rights, and (3) whether collateral is required. In addition, this ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective or modified retrospective basis. The amendments within this ASU are effective for the Company’s fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its financial statements and related disclosures.

Recently Issued Accounting Pronouncements Adopted

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606) (“ASU 2018-18”), which clarifies the interaction between ASC Topic 808, Collaborative Arrangements, and ASC Topic 606, Revenue from Contracts with Customers. This guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. ASU 2018-18 is effective for the Company’s fiscal years beginning after December 15, 2020. The Company adopted this standard in the first quarter of 2021. The Company has evaluated the effect that the updated standard had on its internal processes, financial statements and related disclosures, and has determined that the adoption did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU are effective for the Company’s fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted this standard in the first quarter of 2021. The Company has evaluated the effect that the updated standard had on its internal processes, financial statements and related disclosures, and has determined that the adoption did not have a material impact on the Company’s financial statements.

3. Fair Value Measurements

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance establishes a three-tier fair value hierarchy, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs, other than the quoted prices included in Level 1 that are either directly or indirectly observable.

Level 3: Unobservable inputs in which there is little or no market activity, which require the reporting entity to develop its own assumptions.

The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Financial assets and liabilities measured at fair value on a recurring basis include cash equivalents, marketable securities, the change of control derivative liability and the fair value of the Convertible SAFE Notes. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$546	$—	$—	$546
Commercial paper	—	11,499	—	11,499
Total cash equivalents	546	11,499	—	12,045
Marketable securities
Commercial paper	—	65,910	—	65,910
Asset backed securities	—	7,056		7,056
Total marketable securities	—	72,966	—	72,966
Total assets	$546	$84,465	$—	$85,011

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Change of control derivative liability - related party	$—	$—	$16,849	$16,849
Convertible SAFEs - related party	—	—	9,727	9,727
Total liabilities	$—	$—	$26,576	$26,576

The Company did not hold any cash equivalents or marketable securities as of December 31, 2020.

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. During the nine months ended September 30, 2021, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2021, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Commercial paper	$65,904	$6	$—	$65,910
Asset backed securities	7,056	—	—	7,056
Total marketable securities	$72,960	$6	$—	$72,966

All of the Company’s marketable securities have maturity dates of less than one year.

The Company’s Convertible Promissory Notes contained a change in control feature which was determined to meet the definition of a derivative (“Change of Control Derivative Liability – Related Party”). Each reporting period, the Company remeasured the Change of Control Derivative Liability – Related Party to its estimated fair value. To determine the estimated fair value of the Change of Control Derivative Liability – Related Party, the Company used a combination of probability analysis and Monte Carlo simulation methodology. Probabilities were used to establish a distribution of time to a financing or change of control and the Monte Carlo simulation was used to forecast future equity values at the time of either event, which then were used to estimate the future values of the Convertible Promissory Notes upon conversion or payout upon either event. The key inputs to the Monte Carlo simulation included inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion into common shares at the conversion rate in the event of a change in control or major transaction (e.g., liquidity). Fair value measurements are highly sensitive to changes in these inputs and significant changes could have resulted in a significantly higher or lower fair value and resulting expense or gain.

During 2020, the Company also entered into various SAFEs (Note 6). These Convertible SAFE Notes were accounted for as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and were stated at fair value based on Level 3 inputs. The fair value of the Convertible SAFE Notes was based on a combination of probability analysis and Monte Carlo simulation methodology. Probabilities were used to establish a distribution of time to a financing or change of control and the Monte Carlo simulation was used to forecast future equity values at the time of either event, which then were used to estimate the future values of the Convertible SAFE Notes upon conversion or payout upon either event. The key inputs to the Monte Carlo simulation included inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion into common shares at the conversion rate in the event of a change in control or major transaction (e.g., liquidity). The Convertible SAFE Notes were initially recorded at an amount equal to the value of consideration received.

On February 26, 2021, the Company received $57.3 million in cash in connection with a Series A preferred stock financing. The Series A preferred stock financing agreement included a mutually agreed upon right for the same investors to purchase an additional $57.0 million in Series A convertible preferred stock and a related 507,133 shares of common stock in connection with a second closing of the same Series A preferred stock financing. The tranche right associated with the second closing of the Series A preferred stock financing was accounted for as a liability (“Tranche Liability”). On June 10, 2021, the Series A preferred stock financing investors exercised their right, and the Company received an additional $57.0 million in proceeds in the second closing of the Series A preferred stock financing (Note 8).

The following table summarizes the activity of this Level 3 liability (in thousands):

	Change of Control
	Derivative	Convertible SAFE
	Liability - Related	Notes - Related	Series A
	Party	Party	Tranche Liability
Balance at December 31, 2020	$16,849	$9,727	$—
Issuance of Series A tranche liability	—	—	1,552
Change in fair value	6,883	4,168	5,476
Conversion of debt instruments to Series A-1 preferred stock	(23,732)	(13,895)	—
Conversion of Series A tranche liability to Series A preferred stock and common stock	—	—	(7,028)
Balance at September 30, 2021	$—	$—	$—

4. Consolidated Balance Sheet Details

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid research and development costs	$2,660	$1
Other assets	782	—
Prepaid other	217	—
Prepaid related party expenses	48	—
Total prepaid expenses and other assets	$3,707	$1

Other long-term assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Deferred offering costs	$2,768	$—
Security deposits	63	—
Total other long-term assets	$2,831	$—

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development costs	$4,266	$234
Other accrued liabilities	3,043	50
Accrued related party liabilities	237	17
Total accrued expenses	$7,546	$301

The Company had no capitalized property and equipment as of December 31, 2020. Property and equipment, net as of September 30, 2021 consisted of the following (in thousands):

September 30,
2021
Laboratory equipment	$145
Furniture and fixtures	58
Computer hardware and software	28
Property and equipment, gross	231
Less: accumulated depreciation	(12)
Property and equipment, net	$219

Depreciation expense for the three and nine months ended September 30, 2021 was an immaterial amount.

5. Acquisitions

In February 2021, in connection with the Series A Preferred Stock financing (Note 8), the Company acquired all of the outstanding equity and convertible debt interests of Oppilan and Zomagen. Certain investors of Oppilan and Zomagen are also investors of the Company and are considered related parties. Details of the acquisitions are as follows:

•
Pursuant to the terms of the Share Purchase Agreement (“the Oppilan Purchase Agreement”), upon closing, the Company issued to the shareholders of Oppilan 360,854 shares of Ventyx common stock valued at $3.06 per share, 4,049,143 shares of Series A-1 convertible preferred stock valued at $3.06 per share and options to purchase 75,955 shares of Ventyx common stock valued at a weighted average fair value of $2.96 per share in exchange for all of the outstanding equity interests of Oppilan. Oppilan’s lead candidate, VTX002, a modulator of the S1P receptor that has a unique pharmacokinetic and pharmacodynamic profile and has completed Phase 1 clinical testing.

•
Pursuant to the terms of the Share Purchase Agreement (“the Zomagen Purchase Agreement”), upon closing, the Company issued to the shareholders of Zomagen 457,944 shares of Ventyx common stock valued at $3.06 per share, 2,003,768 shares of Series A-1 convertible preferred stock valued at $3.06 per share and options to purchase 30,483 shares of Ventyx common stock valued at a weighted average fair value of $2.96 per share in exchange for all of the outstanding equity interests of Zomagen. Zomagen’s lead candidate, VTX2735, is a NLRP3 inhibitor currently in a Phase 1 trial.

Oppilan and Zomagen do not have an organized workforce that significantly contributes to their ability to create output. Additionally, substantially all of the fair value of the gross assets acquired were in-process research and development (“IPR&D”) intangible assets. The Company concluded that the acquisitions of Oppilan and Zomagen did not meet the definition of a business combination pursuant to the FASB Accounting Standards Codification (“ASC”) 805, Business Combinations.

The fair value of the consideration provided in the acquisitions was $14.1 million and $7.8 million for Oppilan and Zomagen, respectively. The excess of the cost of acquisition over net assets acquired was $12.9 million and $8.9 million for Oppilan and Zomagen, respectively. Management determined that there is no alternative future use of the IPR&D assets acquired and, accordingly, the excess of the cost of acquisition over net assets acquired was expensed as IPR&D at the acquisition date.

The net assets (liabilities) acquired were as follows (in thousands):

	Oppilan	Zomagen	Total
Cash and cash equivalents	$1,748	$151	$1,899
Prepaid expenses and other assets	587	12	599
Property and equipment, net	10	6	16
Other long-term assets	—	7	7
Accounts payable	(453)	(349)	(802)
Accrued expenses	(722)	(854)	(1,576)
Net assets (liabilities) acquired	$1,170	$(1,027)	$143

The determination of the purchase price and related charge to IPR&D is as follows (in thousands):

	Oppilan	Zomagen	Total
Net assets (liabilities) acquired	$1,170	$(1,027)	$143
Fair value of shares issued	13,498	7,534	21,032
Transaction fees	370	207	577
Fair value of vested common stock options exchanged	225	90	315
Purchase price	14,093	7,831	21,924
Acquired IPR&D	$12,923	$8,858	$21,781

The Company is still finalizing the allocation of the purchase price, therefore, the purchase price allocation or the provisional measurements related to deferred income tax assets or liabilities may be adjusted if the Company obtains new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The Company does not expect the finalization of the allocation of the purchase price to result in additional identifiable assets acquired or liabilities assumed which would impact the determination to account for these acquisitions as asset acquisitions. The Company expects to complete the allocation of purchase price during fiscal year 2021.

6. Debt – Related Party

Convertible Promissory Notes – Related Party

In February 2021, the Convertible Promissory Notes (“Promissory Notes”) converted into shares of the Company’s Series A-1 convertible preferred stock issued in conjunction with the Oppilan and Zomagen acquisitions (Note 5). Upon conversion, the Company approved an in-substance amendment which allowed for the holders to receive shares based upon the change of control terms of the Promissory Notes, even though a change of control, as defined in the Promissory Notes agreement, had not been met. Management concluded that the amendment resulted in an instrument substantially different from the original, resulting in the overall transaction being accounted for as an extinguishment. The Company recorded a final fair value adjustment during the nine months ended September 30, 2021 of $6.9 million based on the estimated fair value as of the extinguishment date. Upon extinguishment and conversion, the difference between the fair value of the Promissory Notes and the Change of Control Derivative Liability – Related Party of $26.7 million and the fair value of securities received of $31.4 million, was recorded as a reduction of $4.7 million to additional paid-in-capital, as the holders of the notes are related parties.

For the three and nine months ended September 30, 2020, interest expense recorded associated with the Promissory Notes was $0.1 million for both periods.

As of September 30, 2021, the Company had no long-term debt outstanding.

Convertible SAFE Notes – Related Party

From January 2020 through December 2020 (“2020 SAFE Notes”), the Company received $6.1 million of advances from several related party investors. The 2020 SAFE Notes converted into 2,440,595 shares of the Company’s Series A-1 convertible preferred stock issued in February 2021 in conjunction with the Oppilan and Zomagen acquisitions referred to in Note 5 above.

January 2021 SAFE

In January 2021, the Company raised $0.5 million by entering into a SAFE Note (“January 2021 SAFE”) with certain related party investors. The Company determined that the January 2021 SAFE was not legal form debt (i.e., no creditors’ rights) but allowed for redemption based upon certain events that are outside of the control of the Company. The January 2021 SAFE was classified as a marked-to-market liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The January 2021 was measured at fair value at issuance and each reporting period, with changes in fair value recorded within the statements of operations and comprehensive loss (Note 3).

The January 2021 SAFE converted into 49,346 shares of the Company’s Series A convertible preferred stock issued in February 2021 in conjunction with the Oppilan and Zomagen acquisitions referred to in Note 5 above.

7. Commitments and Contingencies

Litigation

In the ordinary course of its business, the Company may be involved in various legal proceedings involving contractual and employment relationships, patent or other intellectual property rights, and a variety of other matters. The Company is not aware of any pending legal proceedings that would reasonably be expected to have a material impact on the Company’s financial position or results of operations.

8. Convertible Preferred Stock

Series A Convertible Preferred Shares

On February 26, 2021, the Company received gross proceeds of $57.3 million in cash in connection with its Series A Preferred Stock financing from various related party investors. The Company issued 6,283,401 shares at a purchase price of $9.12 per share. The Company incurred issuance costs related to its Series A Preferred Stock financing of $0.4 million, which were recorded as a reduction of the total proceeds. The Series A purchase agreement allowed the original investors to purchase an additional 6,250,504 shares of Series A Convertible Preferred Shares (the “Additional Shares”), on the same terms and conditions as the original issuance at the original issue price of $9.12 per share (the “Second Closing” or “Tranche Liability”) upon the election of at least a majority of the then outstanding shares. On June 10, 2021, the Series A Preferred Stock investors exercised their right to purchase the Additional Shares, and the Company received an additional $57.0 million in proceeds in the second closing of the Series A Preferred Stock financing. The Series A Preferred Stock has a $0.0001 par value.

Deemed Dividend

On February 26, 2021, in connection with the $57.3 million in cash received with the Series A Preferred Stock financing, the Company issued 507,133 incremental common shares to a Series A investor. The fair value of the incremental common shares of $1.6 million was treated as a deemed dividend during the nine-month period ended September 30, 2021. The deemed dividend is reflected on the face of the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2021 as a reduction to net loss to arrive at net loss attributable to common shareholders.

Series A Convertible Preferred Shares – Tranche Liability

The rights and preferences of the Series A Convertible Preferred Stock sold under the two tranches have the same rights and preferences. The Company concluded that these rights or obligations of the investors to participate in traches of Series A convertible preferred shares met the definition of a freestanding financial instrument that was required to be recorded as a liability at fair value as (i) the instruments are legally detachable and separately exercisable from the Series A convertible preferred shares and (ii) the rights will require the Company to transfer assets upon future closings of the Series A convertible preferred shares. In addition, the Company was obligated to issue 507,133 shares of common stock to a Series A investor if they participated in the second tranche. Given the common shares were linked to the second tranche, they were also considered a component of the Tranche Liability. Upon the closing of the Series A Convertible Preferred Stock financing in February 2021, the fair value of the tranche right was $1.5 million. On June 10, 2021, the Series A Preferred Stock investors exercised their right and the Company received an additional $57.0 million in proceeds in the second closing of the Series A Preferred Stock financing. The Company recorded a change in fair value of the Series A Tranche Liability of $5.5 million, which was recognized in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the nine-month period ended September 30, 2021.

Series A-1 Convertible Preferred Shares

On February 26, 2021, the Company issued 4,049,143 and 2,003,768 shares of Series A-1 Convertible Preferred Stock to the former equity and debt security holders of Oppilan and Zomagen, respectively. Additionally, on February 26, 2021, the Company issued 12,713,585 shares of Series A-1 Convertible Preferred Stock upon the conversion of the Amended Notes and Convertible SAFE Notes with a principal amount outstanding of $9.8 million (Note 6).

Series B Convertible Preferred Shares

On September 9, 2021, the Company received gross proceeds of $51.0 million in cash in connection with its Series B Preferred Stock financing from various related party investors. The Company issued 4,029,275 shares of Series B Convertible Preferred Stock, $0.0001 par value, at a purchase price of $12.66 per share. The Company incurred issuance costs related to its Series B preferred stock financing of $0.2 million, which were recorded as a reduction of the total proceeds. The Series B convertible preferred stock has a liquidation preference of 1.0x the original issue price of $12.66, is pari passu with the Series A convertible preferred stock, and automatically converts into shares of common stock upon an initial public offering of at least $75 million.

Description of Securities

Dividends

The holders of then outstanding shares of Series A convertible preferred stock and Series B convertible preferred stock (“Senior Convertible Preferred Stock”) shall be entitled to receive, only when, as and if declared by the Board of Directors, out of any funds and assets legally available therefore, dividends at the rate of 8.0% of the applicable original issue price of $9.12 and $12.66 per share for each share of Series A and Series B convertible preferred stock, respectively, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of common stock payable in shares of common stock). The right to receive dividends on shares of Senior Convertible Preferred Stock pursuant to the preceding sentence shall not be cumulative, and no right to dividends shall accrue to holders of Senior Convertible Preferred Stock by reason of the fact that dividends on said shares are not declared. The Company shall not declare, pay or set aside any dividends on shares of Series A-1 convertible preferred stock, common stock or any other class or series of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock). The original issue price of the Series A-1 convertible preferred stock is $9.56 per share. No dividends have been declared as of September 30, 2021.

Liquidation

In the event of (a) any voluntary liquidation, dissolution or winding up of the Company, the holders of shares of Senior Convertible Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, and (b) a deemed liquidation event, the holders of shares of Senior Convertible Preferred Stock then outstanding shall be entitled to be paid out of the consideration payable to stockholders in such deemed liquidation event or out of the available proceeds, as applicable, on a pari passu basis among each other, before any payments shall be made to the holders of Series A-1 convertible preferred stock or common stock by reason of their ownership thereof, an amount per share equal to one times the applicable original issue price, plus any dividends declared but unpaid thereon. If, upon any such liquidation, dissolution or winding up of the Company or deemed liquidation event, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Senior Convertible Preferred Stock the full amount to which they shall be entitled, the holders of shares of Senior Convertible Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

In the event of (a) any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment in full of all preferred liquidation amounts required to be paid to the holders of shares of Senior Convertible Preferred Stock, the remaining assets of the Company available for distribution to its stockholders and not payable to the holders of Senior Convertible Preferred Stock as defined above, or (b) a deemed liquidation event, after the payment in full of all preferred liquidation amounts required to be paid to the holders of shares of Senior Convertible Preferred Stock the consideration available for distribution to the stockholders of the

Company and not payable to the holders of shares of Senior Convertible Preferred Stock, or the available proceeds not payable to the holders of shares of Senior Convertible Preferred Stock pursuant to the preceding paragraph, as the case may be, shall be distributed among the holders of the shares of Senior Convertible Preferred Stock, Series A-1 convertible preferred stock and common stock, pro rata based on the number of shares held by each such holder, treating for this purpose all such shares of Senior Convertible Preferred Stock and Series A-1 convertible preferred stock as if they had been converted to common stock pursuant to the terms of the Second Amended and Restated Certificate of Incorporation immediately prior to such liquidation, dissolution or winding up of the Company or such deemed liquidation event.

Conversion

Each share of Senior Convertible Preferred Stock and Series A-1 convertible preferred stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of common stock as is determined by dividing the applicable original issue price by the applicable conversion price in effect at the time of conversion, provided that such holder may waive such option to convert upon written notice to the Company. The conversion price shall initially be equal to $9.12, $12.66 and $9.56 per share for the Series A convertible preferred stock, Series B convertible preferred stock and Series A-1 convertible preferred stock, respectively, and is subject to adjustment.

In the event of a liquidation, dissolution or winding up of the Company or a deemed liquidation event, the conversion rights shall terminate at the close of business on the last full day preceding the date fixed for the payment of any such amounts distributable on such event to the holders of Senior Convertible Preferred Stock and Series A-1 convertible preferred stock, provided that the foregoing termination of conversion rights shall not affect the amount otherwise paid or payable to holders of Senior Convertible Preferred Stock and Series A-1 convertible preferred stock pursuant to such liquidation, dissolution or winding up of the Company or a deemed liquidation event.

Upon either (a) the closing of the sale of shares of common stock to the public at a price of at least $12.66 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $75.0 million of gross proceeds to the Company and in connection with such offering the common stock is listed for trading on the Nasdaq Stock Market’s National Market, the New York Stock Exchange or another exchange or marketplace approved by the Board of Directors, or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the Requisite Holders, then (i) all outstanding shares of Senior Convertible Preferred Stock and Series A-1 convertible preferred stock shall automatically be converted into shares of common stock, at the then effective conversion rate as calculated and (ii) such shares may not be reissued by the Company.

Voting Rights

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company, each holder of outstanding shares of Senior Convertible Preferred Stock and Series A-1 convertible preferred stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Senior Convertible Preferred Stock and Series A-1 convertible preferred stock held by such holder are convertible into as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Second Amended and Restated Certificate of Incorporation, holders of Senior Convertible Preferred Stock and Series A-1 convertible preferred stock shall vote together with the holders of common stock as a single class and on an as-converted to common stock basis.

Redemption

The shares of Senior Convertible Preferred Stock and Series A-1 convertible preferred stock shall not be redeemable by any holder thereof.

9. Stock-Based Compensation

Equity Incentive Plan

In February 2019, the Company adopted its 2019 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of incentive stock options, non-statutory stock options, and restricted stock awards to employees, directors or consultants of the Company. The Plan provides that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Plan is 6,198,493. Options granted under the Plan generally vest over a period of between 2 and 4 years, as determined by the Board of Directors, and the maximum term of stock options granted under the Plan is 10 years. As of September 30, 2021 and

December 31, 2020, the Company had 6,198,493 and 2,627,541 shares authorized for issuance under the Plan, and 1,000,196 and 1,047,530 shares, respectively, remained available for grant.

Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$216	$9	$446	$20
General and administrative	753	5	891	11
Total	$969	$14	$1,337	$31

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	1,547,753	$0.20	8.76	$299
Granted	3,557,803	6.18
Exercised	(92,208)	0.56		$689
Forfeited and cancelled	(34,813)	0.20
Outstanding as of September 30, 2021	4,978,535	$4.46	9.33	$17,770
Options vested and expected to vest as of September 30, 2021	4,978,535	$4.46	9.33	$17,770
Options exercisable as of September 30, 2021	1,122,487	$1.10	8.25	$7,786

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2021 was $4.21 per share.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plan during the periods presented:

	Nine Months Ended
	September 30,
	2021	2020
Risk-free interest rate	0.7% - 1.0%	0.4% - 1.2%
Expected volatility	75.0%	80.0%
Expected term (in years)	5.0 - 6.0	5.8
Expected dividend yield	—	—

Stock-based compensation expense related to stock options was $1.0 million and $0 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, stock-based compensation cost related to stock options was $1.3 million and $0, respectively. As of September 30, 2021 unrecognized stock-based compensation was $14.7 million which is expected to be recognized over the weighted average period of 2.8 years.

Restricted Stock Awards

The Company grants restricted stock pursuant to the Plan and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of 3 years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company repurchased 9,073 and 12,097 shares, respectively.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2021 (unaudited):

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2020	128,030	$0.10
Granted	95,296	3.44
Vested	(73,793)	0.10
Forfeited and cancelled	(9,073)	0.10
Unvested balance as of September 30, 2021	140,460	$2.37

The Company records a liability for unvested restricted awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was immaterial at September 30, 2021 and December 31, 2020. As of September 30, 2021, there was approximately $0.3 million of unrecognized stock-based compensation cost pertaining restricted stock awards that will be recognized over a weighted average period of 1.8 years.

10. Leases

In February 2021, the Company assumed a lease with a lease termination date of November 30, 2021 from a related party.

In June 2021, the Company signed a five-year lease amendment and renewal which added an additional term and additional suites in the office building. The non-cancelable lease is effective July 1, 2021 and ends on June 30, 2026.

In September 2021, the Company signed a four-year lease which adds existing space in its existing building. The non-cancelable lease is effective September 16, 2021 and ends on June 30, 2026.

There were no future minimum payments as of December 31, 2020. Future minimum payments under operating leases as of September 30, 2021 (in thousands) was:

Operating
Leases
Years ending December 31,
2021 remaining	$112
2022	382
2023	392
2024	370
2025	349
Thereafter	178
$1,783

11. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(12,774)	$(7,155)	$(65,978)	$(11,472)
Deemed dividend	—	—	(1,552)	—
Net loss attributable to common shareholders	$(12,774)	$(7,155)	$(67,530)	$(11,472)

Denominator
Weighted average shares of common stock outstanding, basic and diluted	4,026,083	1,998,548	3,409,036	1,971,081

Basic and diluted net loss per share attributable to common shareholders	$(3.17)	$(3.58)	$(19.81)	$(5.82)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at September 30, 2021 and 2020, because to do so would be anti-dilutive. Excluded from the table at September 30, 2020 is the potential impact from the Amended Notes and Convertible SAFE Notes, as the number of shares is unknown:

	September 30,
	2021	2020
Shares issuable upon conversion of Series A, A-1 and B preferred stock	35,329,676	—
Shares issuable upon exercise of stock options	4,978,535	12,279,905
Unvested restricted stock awards	140,460	153,634
Total	40,448,671	12,433,539

12. Related Party Transactions

On January 1, 2019, the Company entered into a Support Services Agreement with Kalika that outlined the terms of services provided by Kalika to the Company, as well as the fees charged for such services. Kalika was a shared service company that provided certain administrative and research and development support services, including facilities support and office space. Kalika was beneficially owned by Raju Mohan, PhD., the Chief Executive Officer of the Company and NSV, which is affiliated with both a non-employee director and funds of NSV, which are owners of more than 5% of the Company’s capital stock. The Company paid Kalika monthly for costs incurred under the agreement. Either party had the right to terminate the support services agreement by giving 30 days’ prior notice. On March 1, 2021, in conjunction with the acquisition of Oppilan and Zomagen, the Company terminated the agreement with Kalika and transitioned all employees of Kalika to the Company.

On October 17, 2019, the Company entered into a Research and Development Support Services Agreement with Bayside Pharma, LLC (“Bayside”) that outlined the terms of services provided by Bayside to the Company, as well as the fees charged for such services. Bayside is a research and development services company that provides certain research and development support services and facilities. Bayside is owned by an employee of the Company. The Company pays Bayside monthly for costs incurred under the agreement. Either party may terminate the support services agreement by giving 30 days’ prior notice.

Expense recognized by the Company under the related party Support Services Agreements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development - Kalika	$—	$129	$112	$406
Research and development - Bayside	287	50	727	247
Total research and development - related party	$287	$179	$839	$653

General and administrative - Kalika	$—	$107	$116	$328
Total general and administrative - related party	$—	$107	$116	$328

At September 30, 2021 and December 31, 2020, the Company had accounts payable and accrued expenses due to related parties of $0.2 million and $0.3 million, respectively. At September 30, 2021 and December 31, 2020, the Company had an immaterial amount of prepaid expenses to related parties.

13. Subsequent Events

Reverse Stock Split

In October 2021, the Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-9.5644 reverse stock split, which became effective on October 11, 2021.

2021 Equity Incentive Plan and Employee Stock Purchase Plan

In October 2021, the Board of Directors and stockholders approved the 2021 Equity Incentive Plan and reserved 5,612,000 shares of common stock for future issuance which became effective on October 19, 2021, the business day immediately prior to the date of effectiveness of the Company’s registration statement on Form S-1. In addition, the number of shares available for issuance under the 2021 Equity Incentive Plan will also include an annual increase on the first day of each fiscal year beginning with the first date of the Company’s 2023 fiscal year, equal to the least of (i) 5,102,000 shares, (ii) five percent (5%) of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s Board of Directors may determine.

In October 2021, the Board of Directors and stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) and reserved 510,000 shares of common stock for future issuance which became effective on October 19, 2021, the business day immediately prior to the date of effectiveness of the Company’s registration statement on Form S-1. In addition, the number of shares of common stock that will be available for sale under the ESPP also includes an annual increase beginning with the first day of the Company’s 2023 fiscal year in which the first offering period under the ESPP commences, equal to the least of (i) 1,020,000 shares, (ii) one percent (1%) of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s Board of Directors may determine.

Initial Public Offering

In October 2021, the Company completed its initial public offering, at which time the Company issued an aggregate of 10,893,554 shares of its common stock (inclusive of 1,420,898 shares pursuant to the underwriters' over-allotment option) at a price of $16.00 per share. The Company received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions of $12.2 million and other offering expenses of $3.3 million.

Immediately prior to the completion of the initial public offering, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 35,329,676 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes as disclosed in our final prospectus, dated October 20, 2021, filed with the Securities and Exchange Commission, or (“SEC”) in connection with our initial public offering (“IPO”) pursuant to Rule 424(b)(4) of the Securities Act ("Prospectus"). In addition to historical financial information, this discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section of this Quarterly Report on Form 10-Q titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled "Special Note Regarding Forward-Looking Statements."

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of small molecule product candidates to address a range of inflammatory diseases with significant unmet medical need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. Our lead clinical product candidate, VTX958, is a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor currently in a Phase 1 multiple ascending dose trial. We expect to initiate Phase 2 trials in 2022 with VTX958 for one or more therapeutic indications, such as for psoriasis, psoriatic arthritis and Crohn’s disease, among other potential indications for VTX958. In addition, we are developing VTX002, a Phase 2-ready Sphingosine 1 phosphate receptor (S1P1R) modulator for ulcerative colitis. We expect to initiate a Phase 2 trial with VTX002 in the fourth quarter of 2021 in patients with moderate to severe ulcerative colitis. Our third product candidate, VTX2735, a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor is currently in a Phase 1 trial. We are also developing CNS-penetrant NLRP3 inhibitors that are currently in preclinical testing.

We were incorporated in November 2018. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital and identifying our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through debt and equity financings. We do not have any products approved for sale and have not generated any revenue from product sales.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $12.8 million and $7.2 million for the three months ended September 30, 2021 and September 30, 2020, respectively. Our net losses were $66.0 million and $11.5 million for the nine months ended September 30, 2021 and September 31, 2020, respectively. We had an accumulated deficit of $100.0 million as of September 30, 2021. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

We do not expect to generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate our product candidate development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Initial Public Offering

On October 25, 2021, we completed an initial public offering of our common stock in which we issued an aggregate of 10,893,554 shares of our common stock (inclusive of 1,420,898 shares pursuant to the underwriters' over-allotment option) at a price of $16.00 per share. The Company received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions of $12.2 million and other offering expenses of $3.3 million.

Asset Acquisitions

In connection with our Series A convertible preferred stock financing, in February 2021, we acquired all of the outstanding equity and convertible debt interests of Oppilan Pharma, Ltd. (Oppilan) and Zomagen Biosciences, Ltd. (Zomagen) (the Asset Acquisitions). Certain investors of Oppilan and Zomagen are also investors of the Company and are considered related parties. Details of the Asset Acquisitions are as follows:

•
Pursuant to the terms of the Share Purchase Agreement (the Oppilan Purchase Agreement), upon closing, we issued to the shareholders of Oppilan 360,854 shares of our common stock valued at $3.06 per share, 4,049,143 shares of our Series A-1 convertible preferred stock valued at $3.06 per share and options to purchase 75,955 shares of our common stock valued at a weighted average fair value of $2.96 per share in exchange for all of the outstanding equity interests of Oppilan. Oppilan’s lead candidate, VTX002, a modulator of the S1P receptor that has a unique pharmacokinetic and pharmacodynamic profile and has completed Phase 1 clinical testing.
•
Pursuant to the terms of the Share Purchase Agreement (the Zomagen Purchase Agreement), upon closing, we issued to the shareholders of Zomagen 457,944 shares of our common stock valued at $3.06 per share, 2,003,768 shares of our Series A-1 convertible preferred stock valued at $3.06 per share and options to purchase 30,483 shares of our common stock valued at a weighted average fair value of $2.96 per share in exchange for all of the outstanding equity interests of Zomagen. Zomagen’s lead candidate, VTX2735, is a NLRP3 inhibitor currently in a Phase 1 trial.

The fair value of total cost of the Asset Acquisitions was $14.1 million and $7.8 million for Oppilan and Zomagen, respectively. The excess of the cost of acquisition over net assets acquired was $12.9 million and $8.9 million for Oppilan and Zomagen, respectively. We determined that there is no alternative future use of the in-process research and development (IPR&D) assets acquired from either acquisition. In accordance with the accounting for Asset Acquisitions, the excess of the cost of acquisition over net assets acquired was expensed as IPR&D at the respective acquisition date. For the nine months ended September 30, 2021, we recorded the excess IPR&D costs of $21.8 million in research and development costs within our unaudited condensed consolidated statements of operations and comprehensive loss.

COVID-19

The global COVID-19 pandemic continues to rapidly evolve. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our operations and those of our CROs, third-party manufacturers and other third parties with whom we do business, as well as its potential impact on regulatory authorities and our ability to attract and retain key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and most of our office employees working remotely. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

Support Services Agreement with Kalika Biosciences, Inc.

On January 1, 2019, we entered into a Support Services Agreement with Kalika that outlined the terms of services provided by Kalika to us, as well as the fees charged for such services. Kalika was a shared service company that provided certain administrative and research and development support services, including facilities support and office space. Kalika was beneficially owned by Raju Mohan, PhD., our Chief Executive Officer, and NSV, which is affiliated with both a non-employee director and funds of NSV, which are owners of more than 5% of our capital stock. We paid Kalika monthly for costs incurred under the agreement. Either party had the right to terminate the support services agreement by giving 30 days’ prior notice. On March 1, 2021, in conjunction with the acquisition of Oppilan and Zomagen, we terminated the agreement with Kalika and transitioned all employees of Kalika to Ventyx.

Research and Development Support Services Agreement with Bayside Pharma, LLC

On October 17, 2019, we entered into a Research and Development Support Services Agreement (the Bayside Agreement) with Bayside Pharma, LLC (Bayside), that outlines the terms of services provided by Bayside, as well as the fees we are charged for such services. Bayside is a research and development services company that provides certain research and development support services and facilities. Bayside is owned by one of our non-executive employees. We pay Bayside monthly for costs incurred under the Bayside Agreement. Either party may terminate the Bayside Agreement by giving 30 days’ prior notice.

Financial Operations Overview

Revenues

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. We may also generate revenues in the future from payments or royalties associated with potential partnering or collaboration agreements, but have no plans to enter into such arrangements at this time.

Research and Development Expenses

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. Research and development costs include salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in our ongoing research and development efforts; as well as fees paid to consultants and third party research organizations, and the costs of laboratory supplies and development compound materials. Costs incurred in our research and development efforts are expensed as incurred.

We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or external consultant costs to specific product candidates or development programs. These costs are included in unallocated research and development expenses. The following table summarizes research and development expenses by product candidate or development program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
VTX958	$3,536	$1,696	$8,646	$2,358
VTX002	3,945	—	6,961	—
VTX2735	776	—	1,988	—
Unallocated research and development expenses	2,288	294	27,062	2,701
Total research and development expenses	$10,545	$1,990	$44,657	$5,059

Substantially all of our research and development expenses to date have been incurred in connection with the discovery and development of our product candidates. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development, including the conduct of our ongoing and planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development of product candidates is highly uncertain and subject to numerous risks and uncertainties. Accordingly, at this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates and to obtain regulatory approval for one or more of these product candidates.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•
per patient trial costs;
•
the number of sites included in the clinical trials;
•
the countries in which the clinical trials are conducted;
•
the length of time required to enroll eligible patients;
•
the number of patients that participate in the clinical trials and the drop-out or discontinuation rates of such patients;
•
the number of doses that patients receive;
•
the cost of comparative agents used in clinical trials;
•
potential additional safety monitoring or other studies requested by regulatory agencies;

•
the duration of patient follow-up; and
•
the efficacy and safety profile of the product candidate.

We do not expect any of our product candidates to be commercially available for the next several years, if ever.

General and Administrative Expenses

General and administrative expenses is related to finance, human resources, legal and our other administrative activities. These expenses consist primarily of personnel costs, including stock-based compensation expenses, outside services, legal expenses, management fees and other general and administrative costs.

We expect that our general and administrative expenses will increase for the foreseeable future as we expand operations, increase our headcount to support our continued research and development activities and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We also expect to incur increased costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations and disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our general and administrative expenses related to the sales and marketing of any approved product candidate.

Interest Expense – Related Parties

Interest expense consists of interest on our Convertible Notes converted in February 2021.

Increase in Fair Value of Change of Control Derivative Liability – Related Parties

We issued the Convertible Notes in 2019 and 2020. The convertible promissory notes included a change of control feature for which we have recorded a liability measured at fair value. Until their conversion into Series A-1 convertible preferred stock in February 2021, we adjusted the carrying value of our change in control feature to its estimated fair value at each reporting date, with the increases in fair value of the change of control feature recorded in our consolidated statements of operations and comprehensive loss.

We estimated the fair value of our change of control feature using a combination of probability analysis and Monte Carlo simulation methodology. Probabilities were used to establish a distribution of time to a financing or change of control and Monte Carlo simulation was used to forecast future equity values at the time of either event, which then were used to estimate the future values of the notes upon either event. The key inputs to the Monte Carlo simulation included inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion into common shares at the conversion rate in the event of a change in control or major transaction (e.g., liquidity). Fair value measurements are highly sensitive to changes in these inputs and significant changes could have resulted in a significantly higher or lower fair value and resulting expense or gain.

Increase in Fair Value of Convertible SAFE Notes – Related Parties

We issued SAFEs in 2019 and 2020 which we account for at fair value. Until their conversion into Series A-1 convertible preferred stock in February 2021, we adjusted the carrying value of our SAFEs to their estimated fair value at each reporting date, with the increases in fair value of the SAFEs recorded in our consolidated statements of operations and comprehensive loss.

We estimated the fair value of our SAFEs using a combination of probability analysis and Monte Carlo simulation methodology. Probabilities were used to establish a distribution of time to a financing or change of control and Monte Carlo simulation was used to forecast future equity values at the time of either event, which then were used to estimate the future values of the notes upon conversion or payout upon either event. The key inputs to the Monte Carlo simulation included inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion into common shares at the conversion rate in the event of a change in control or major transaction (e.g., liquidity). The SAFEs were initially recorded at an amount equal to the value of consideration received.

Increase in Fair Value of Series A Tranche Liability – Related Parties

On February 26, 2021, we issued 6,283,401 shares of our Series A convertible preferred stock for gross proceeds of $57.3 million at the original issue price of $9.12 per share. The Series A purchase agreement allowed the original investors to purchase an additional 6,250,504 shares of Series A Convertible Preferred Shares (the Additional Shares), on the same terms and conditions as the original issuance at the original issuance price of $9.12 per share (the Second Closing or Tranche Liability). In addition, we were obligated to issue 507,133 shares of common stock to a Series A investor if such investor participated in the second tranche. We concluded that these rights or obligations of the investors to participate in the second tranche of the Series A convertible preferred stock met the definition of a freestanding instrument that was required to be recorded as a liability at fair value (Series A tranche liability). Given the common shares were linked to the second tranche, they were also considered a component of the Tranche Liability. On June 10, 2021, the investors purchased an additional 6,250,504 shares of our Series A convertible preferred stock, on the same terms and conditions as the original issuance for gross proceeds of $57.0 million in a second closing. Until the conversion of Series A tranche liability into Series A convertible preferred stock on June 10, 2021, we adjusted the carrying value of our Series A tranche liability to its estimated fair value at each reporting date, with the increases in fair value of the Series A tranche liability recorded as increase in fair value of Series A tranche liability in our consolidated statements of operations and comprehensive loss.

We estimated the Series A tranche liability using a combination of probability analysis and Monte Carlo simulation methodology. Probabilities were used to establish a distribution of time to a financing or change of control and Monte Carlo simulation was used to forecast future equity values at the time of either event, which then were used to estimate the future values of the notes upon conversion or payout upon either event. The key inputs to the Monte Carlo simulation included inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion into common shares at the conversion rate in the event of a change in control or major transaction (e.g., liquidity).

Results of Operations

The presentation of our condensed consolidated financial statements for the three and nine months ended September 30, 2021, reflect the financial results of Ventyx Biosciences, Inc., and the financial results of our two acquired subsidiaries, Oppilan and Zomagen, from the acquisition date to September 30, 2021, on a consolidated basis.

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

The following table summarizes our condensed consolidated results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $287 and $179, respectively)	$10,545	$1,990	$8,555
General and administrative (includes related party amounts of $0 and $107, respectively)	2,242	245	1,997
Total operating expenses	12,787	2,235	10,552
Loss from operations	(12,787)	(2,235)	(10,552)
Other (income) expense:
Other (income) expense	(13)	1	(14)
Interest expense - related party	—	94	(94)
Change in fair value of notes and derivative - related party	—	4,825	(4,825)
Total other (income) expense	(13)	4,920	(4,933)
Net loss	$(12,774)	$(7,155)	$(5,619)
Unrealized gain (loss) on marketable securities	6	—	6
Foreign currency translation	23	—	23
Comprehensive loss	$(12,745)	$(7,155)	$(5,590)

Research and Development Expense

Research and development expenses were $10.5 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $8.5 million was due to increases in costs associated with the Phase 1 trial for VTX958 of $2.4 million, compensation related expenses of $0.9 million, consultant fees of $0.2 million and stock-based compensation expense of $0.2 million, offset by a decrease in drug candidate discovery costs of $0.9 million. The remaining increase is attributable to increased expenses from the operations of Oppilan and Zomagen during the three months ended September 30, 2021 of $3.9 million and $1.6 million, respectively, following their acquisition. The increased expenses from the operations of Oppilan were attributable to costs associated with the Phase 2 trial for VTX002 of $3.9 million. The increased expenses from the operations of Zomagen were primarily attributable to drug candidate discovery costs of $1.0 million and costs associated with the Phase 1 trial for VTX2735 of $0.6 million.

For the three months ended September 30, 2021 and 2020, the majority of research and development expense has been related to the development of VTX958 and VTX002.

General and Administrative Expense

General and administrative expenses were $2.2 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $2.0 million was due primarily to increases in stock-based compensation expense of $0.7 million, compensation related expenses of $0.6 million and consultant fees of $0.4 million. The remaining increase is attributable to increased expenses from the operations of Oppilan and Zomagen following their acquisition.

Other (Income) Expense

Other (income) expense was $0 and $4.9 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $4.9 million was due primarily to the elimination of the fair value accounting related to the convertible promissory notes and SAFE notes that converted into Series A and Series A-1 convertible preferred stock during the first quarter of 2021.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

The following table summarizes our condensed consolidated results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $839 and $653, respectively)	$44,657	$5,059	$39,598
General and administrative (includes related party amounts of $116 and $328, respectively)	4,664	551	4,113
Total operating expenses	49,321	5,610	43,711
Loss from operations	(49,321)	(5,610)	(43,711)
Other expense:
Other expense	31	1	30
Interest expense - related party	99	205	(106)
Change in fair value of notes and derivative - related party	11,051	5,656	5,395
Change in fair value of Series A tranche liability	5,476	—	5,476
Total other expense	16,657	5,862	10,795
Net loss	(65,978)	(11,472)	(54,506)
Deemed dividend	(1,552)	—	(1,552)
Net loss attributable to common shareholders	$(67,530)	$(11,472)	$(56,058)
Net loss	$(65,978)	$(11,472)	$(54,506)
Unrealized gain (loss) on marketable securities	6	—	6
Foreign currency translation	11	—	11
Comprehensive loss	$(65,961)	$(11,472)	$(54,489)

Research and Development Expense

Research and development expenses were $44.7 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $39.6 million was due primarily to $21.8 million of IPR&D expenses associated with the acquisition of Oppilan and Zomagen (related to there being no alternative future use of the IPR&D assets acquired), and increases in costs associated with the Phase 1 trial for VTX958 of $5.5 million, compensation related expenses of $1.8 million, consultant fees of $0.6 million and stock-based compensation expense of $0.4 million. The remaining increase is attributable to increased expenses from the operations of Oppilan and Zomagen following their acquisition.

General and Administrative Expense

General and administrative expenses were $4.7 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $4.1 million was due primarily to an increase in compensation related expenses of $1.3 million, professional service fees of $1.1 million and stock-based compensation expense of $0.9 million. The remaining increase is attributable to increased expenses from the operations of Oppilan and Zomagen following their acquisition.

Other Expense

Other expenses were $16.7 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $10.8 million was due primarily to increases in the change in fair value of the Series A tranche liability of $5.5 million and the change in fair value of related party notes and the associated derivative of $5.4 million.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2021, we have funded our operations primarily through the issuance of $113.4 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $142.0 million. In September 2021, we received gross proceeds of $51.0 million in connection with the sale and issuance of our Series B convertible preferred stock. Additionally, in October 2021 through our IPO, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO.

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Future Funding Requirements

To date, we have generated no revenue and do not expect to generate revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Moreover, we expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We expect that our expenses will increase substantially if and as we:

•
continue research and development, including preclinical and clinical development of our existing product candidates;
•
seek regulatory approval for our product candidates;
•
seek to discover and develop additional product candidates;
•
establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our product candidates for which we may obtain regulatory approval;
•
seek to comply with regulatory standards and laws;
•
maintain, leverage and expand our intellectual property portfolio;
•
hire clinical, manufacturing, scientific and other personnel to support our product candidates;
•
development and future commercialization efforts;
•
add personnel, financial and management information systems and personnel; and
•
incur additional legal, accounting and other expenses in operating as a public company.

Based upon our current operating plan, we expect that the net proceeds from our IPO, together with our cash, cash equivalents and marketable securities as of September 30, 2021, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. The successful development of any product candidate is highly uncertain. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•
the timing of, and the costs involved in, preclinical and clinical development and obtaining any regulatory approvals for our product candidates;
•
the costs of manufacturing, distributing and processing our product candidates;
•
the number and characteristics of any other product candidates we develop or acquire;
•
the degree and rate of market acceptance of any approved products;
•
the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•
the expenses needed to attract and retain skilled personnel;
•
the costs associated with being a public company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation;
•
the timing, receipt and amount of sales of, or royalties on, any approved products; and
•
any product liability or other lawsuits related to our product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity, equity-linked and debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $142.0 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,952)	$(4,307)
Investing activities	(71,275)	—
Financing activities	163,969	4,050
Net increase (decrease) in cash and cash equivalents	$68,742	$(257)

Operating Activities

Net cash used in operating activities was $24.0 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to our net loss of $66.0 million, partially offset by a $21.8 million noncash acquired in-process research and development expense, $11.1 million noncash change in the fair value of related party notes and the associated derivative, $5.5 million noncash change in the fair value of the Series A tranche liability, $1.3 million noncash stock-based compensation expense and a $2.3 million change in operating assets and liabilities. The $2.3 million change in operating assets and liabilities was primarily attributable to increases in accrued expenses of $3.9 million and accounts payable of $2.0 million, offset by an increase in prepaid expenses and other assets of $3.6 million.

The net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to our net loss of $11.5 million, partially offset by a $5.7 million noncash change in the fair value of related party notes and the associated derivative, $0.2 million noncash related party interest expense and a $1.3 million change in operating assets and liabilities primarily related to increases in accounts payable of $0.9 million and accrued expenses of $0.3 million.

Investing Activities

Net cash used in investing activities was $71.3 million for the nine months ended September 30, 2021 related to the purchase of $73.0 million of investments in marketable debt securities, partially offset by $1.9 million of net cash assumed in connection with the acquisition of Oppilan and Zomagen. We had no cash flows from investing activities for the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities was $164.0 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to $164.2 million of proceeds from the issuance of our Series A and Series B convertible preferred stock net of offering costs, $0.5 million of net proceeds from the issuance of SAFEs, partially offset by $0.7 million of cash paid for deferred offering costs. The net cash provided by financing activities for the nine months ended September 30, 2020 was attributable to $4.1 million of net proceeds from the issuance of SAFEs.

Contractual Obligations and Commitments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accruals for research and development expenses, stock-based compensation and fair value measurements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three and nine months ended September 30, 2021, there have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our

Prospectus. The determination of the fair value of our common stock is used in estimating the fair value of stock-based awards at grant date. Prior to the IPO, our common stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in our Prospectus. Following our IPO, the closing sale price per share of our common stock as reported on the Nasdaq Global Select Market on the date of grant will be used to determine the exercise price per share of our share-based awards to purchase common stock.

Other Company Information

Jumpstart Our Business Startups Act (“JOBS Act”)

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. The JOBS Act also exempts us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

We will remain an “emerging growth company” until the earliest to occur of (1) the last day of the fiscal year in which our annual gross revenue is $1.07 billion or more, (2) the last day of 2026, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

We are also a “smaller reporting company” because the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our initial public offering is less than $700 million as of June 30, 2021, and our annual revenue was less than $100 million during the fiscal year ended December 31, 2020. We may continue to be a smaller reporting company after our initial public offering in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial positions, results of operations or cash flows is disclosed in Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our cash, cash equivalents and marketable securities consist of checking, money market funds, commercial paper, and asset-backed securities. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments in marketable securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.

Foreign Currency Risk

We have operations and hold assets in the United Kingdom and Belgium through subsidiaries as a result of an asset acquisition. The functional currency of the subsidiary is the euro and the assets and liabilities of this subsidiary are translated to U.S. dollars according to generally accepted accounting principles. Any translation impact from this subsidiary, or any other resulting gains and losses for foreign currency transactions, have to date not been significant. We do not currently engage in any hedging transactions.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 7 "Commitments and Contingencies," to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Quarterly Report. If any of the following risks actually occurs, our business, financial condition, results of operations, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control that could cause our actual results to be harmed, including risks regarding the following:

▪
We have a history of operating losses and have incurred significant losses since our inception. We expect to continue to incur significant losses and we may never be profitable;
▪
Our limited operating history, and the biotechnology industry in which we operate, make it difficult to evaluate our business plan and our prospects;
▪
Our business depends entirely on the success of our product candidates and we cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized. If we are unable to develop, receive regulatory approval for, and ultimately successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed;
▪
Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;

▪
Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of early, smaller-scale studies and clinical trials with a single or few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all;
▪
We face significant competition from other biotechnology and pharmaceutical companies;
▪
We may use our limited financial and human resources to pursue a particular type of treatment, or treatment for a particular type of disease, and fail to capitalize on programs or treatments of other types of diseases that may be more profitable or for which there is a greater likelihood of success;
▪
We may develop product candidates in combination with other therapies, which exposes us to additional risks and could result in our products, even if approved, being removed from the market or being less successful commercially;
▪
It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
▪
The FDA regulatory approval process is lengthy, time-consuming and unpredictable, and we may experience significant delays in the clinical development and regulatory approval of our product candidates; and
▪
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, we may not be able to compete effectively or operate profitably.

Risks Related to Our Business

We have a history of operating losses and have incurred significant losses since our inception. We expect to continue to incur significant losses and we may never be profitable.

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, up until the date of our initial public offering, have financed our operations primarily through private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2020, we incurred a net loss of $28.2 million, compared with a net loss of $4.3 million for the year ended December 31, 2019. As of September 30, 2021, we had an accumulated deficit of $100.0 million. For the nine months ended September 30, 2021, we incurred a net loss of $66.0 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

Our ability to achieve profitability in the future is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if one or more of our product candidates under development are successfully developed, approved and thereafter commercialized.

Our limited operating history, and the biotechnology industry in which we operate, make it difficult to evaluate our business plan and our prospects.

We are an early-stage company, we were founded in November 2018 and have a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have only a limited operating history on which a decision to invest in our company can be based and against which we can test the plans and assumptions in our business plan, and investors therefore cannot evaluate the likelihood of our success. The future of our company is dependent upon our ability to implement our business plan, as that business plan may be modified from time to time by our management and board of directors.

We face the problems, expenses, difficulties, complications and delays normally associated with a pre-commercial biotechnology company, many of which are beyond our control. Accordingly, our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business developing product candidates in an industry that is characterized by a number of market entrants and intense competition. Because of our size and limited resources, we may not possess the ability to successfully overcome many of the risks and uncertainties frequently encountered by pre-commercial companies involved in the rapidly evolving field of immunology. If we do not address these risks successfully, our business will suffer. In addition, as a new business, we may encounter other unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. Even if our research and development efforts are successful, we may also face the risks associated with the transition from development to commercialization of new products. We may not be successful in such a transition. There can be no assurance that we will be successful in developing our business. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

Our business depends entirely on the success of our product candidates and we cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized. If we are unable to develop, receive regulatory approval for, and ultimately successfully commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our lead product candidates targeting S1P1R, TYK2 and NLRP3, each of which is still in early stages of clinical development, and expect that we will continue to invest heavily in these product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development, regulatory approval and commercialization of our product candidates, each of which may never occur. Our ability to generate revenues, which we do not expect will occur for many years, if ever, is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.

Our product candidates will require substantial additional clinical and non-clinical development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons, including the negative impact of the COVID-19 pandemic. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials.

Even if our product candidates are successful in clinical trials, we are not permitted to market or promote any of our product candidates before we receive regulatory approval from the U.S. Food and Drug Administration, or the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates or regulatory approval that will allow us to successfully commercialize our product candidates. If we do not receive FDA or comparable foreign regulatory approval with the necessary conditions to allow commercialization, we will not be able to generate revenue from those product candidates in the United States or elsewhere in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

We have not previously submitted a New Drug Application, or NDA, for any small molecule product candidates or similar marketing application to the FDA or comparable foreign regulatory authorities, for any product candidate, and we cannot be certain that our current or any future product candidates will be successful in clinical trials or receive regulatory approval. Furthermore, although we do not expect to submit an NDA with comparisons to existing or more established therapies and we do not expect the FDA to base its determination with respect to product approval on such comparisons, the FDA may factor these comparisons into its decision whether to approve our product candidates. The FDA may also consider its approvals of competing products, which may alter the treatment landscape concurrently with their review of our NDA filings, and which may lead to changes in the FDA’s review requirements that have been previously communicated to us and our interpretation thereof, including changes to requirements for clinical data or clinical study design. Such changes could delay approval or necessitate withdrawal of our NDA filings.

If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:

▪
price our product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
▪
prepare a broad network of clinical sites for administration of our product;
▪
create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
▪
receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
▪
effectively commercialize any of our product candidates that receive regulatory approval;

▪
manufacture product candidates through contract manufacturing organizations, or CMOs, or in our own, or our affiliates’, manufacturing facility in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
▪
establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
▪
obtain, maintain, protect and enforce patent and other intellectual property protection and regulatory exclusivity for our product candidates;
▪
maintain compliance with applicable laws, regulations, and guidance specific to commercialization including interactions with health care professionals, patient advocacy groups, and communication of health care economic information to payors and formularies;
▪
achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
▪
achieve appropriate reimbursement for our product candidates;
▪
maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;
▪
effectively compete with other therapies or competitors; and
▪
assure that our product candidates will be used as directed and that additional unexpected safety risks will not arise.

It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all.

For budgeting and planning purposes, we have projected the date for the commencement of future trials, and continuation and completion of our ongoing clinical trials. However, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying and enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

Our ability to enroll or treat patients in our clinical trials, or the duration or costs of those clinical trials, could be affected by multiple factors, including, preliminary clinical results, which may include efficacy and safety results, but may not be reflected in the final analyses of these clinical trials. Depending on the outcome of our clinical trials, we may need to conduct one or more follow-up or supporting clinical trials in order to develop our products for FDA approval. Many companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late-stage clinical trials even after achieving positive results in earlier development, and we cannot be certain that we will not face such setbacks.

Furthermore, the timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion, including the ability of us or our collaborators to conduct clinical trials under the constraints of the COVID-19 pandemic. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the trial will progress as planned or as scheduled. Delays in enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.

The clinical trials of our product candidates are, and, if approved, the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. For our small molecule product candidates, we will need to demonstrate that they are safe and effective for their target indications and must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. Regulatory authorities may ultimately disagree with our chosen endpoints or may find that our clinical studies or clinical study results do not support product approval. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. Preclinical studies may also reveal unfavorable product candidate characteristics, including safety concerns. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Our current and future clinical trial results may not be successful. Moreover, should there be a flaw in a clinical trial or cross-site variation that are not properly addressed, it may not become apparent until the clinical trial is well advanced or until data from different sites become available. For example, our clinical trials are conducted at multiple sites in different geographies, with different levels of experience and expertise by medical professionals, and these professionals may make mistakes or introduce site-specific variation that could have an impact on the clinical data or on clinical trials by disqualifying patients or impacting patient ability to continue in a study.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of early, smaller-scale studies and clinical trials with a single or few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each target indication. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials.

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. Likewise, early, smaller-scale studies and clinical trials with a single or few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials, which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials, and adversely impact our business. Most product candidates that commence preclinical studies and clinical trials are never approved as products.

In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, some of the clinical trials we conduct in the future may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs, of the institutions in which such clinical trials are being conducted, by a data safety monitoring board for such clinical trial or by the FDA or comparable foreign regulatory authorities. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

▪
the FDA or comparable foreign regulatory authorities disagreeing as to the trial design or implementation of our clinical trials;
▪
changes in governmental regulations, including FDA policies and regulatory requirements for clinical trials and standards or data requirements for pharmaceutical approval or administrative actions;
▪
delays in our ability to commence a clinical trial;
▪
reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
▪
obtaining IRB approval at each clinical trial site;
▪
recruiting an adequate number of suitable patients to participate in a clinical trial;
▪
the number of patients required for clinical trials of our product candidates may be larger than we anticipate;
▪
having subjects complete a clinical trial or return for post-treatment follow-up;
▪
clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
▪
failure to demonstrate a clinical benefit from using a product candidate;
▪
addressing subject safety concerns that arise during the course of a clinical trial;
▪
adding a sufficient number of clinical trial sites; or
▪
obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third-party suppliers.

Further, conducting clinical trials in foreign countries can present additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

If the results of our current and future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may:

▪
incur unplanned costs;

▪
be delayed in or prevented from obtaining marketing approval for our product candidates;
▪
obtain approval for indications or patient populations that are not as broad as intended or desired;
▪
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings including boxed warnings;
▪
be subject to changes in the way the product is administered;
▪
be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
▪
have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
▪
be subject to the addition of labeling statements, such as warnings or contraindications;
▪
be sued; or
▪
experience damage to our reputation.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities and receipt of necessary marketing approvals could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients, who remain in the trial until its conclusion. We may experience difficulties or delays in patient enrollment in our clinical trials for a variety of reasons, including:

▪
the size and nature of the patient population;
▪
The number of ongoing and planned clinical trials in the indications that we are pursuing, such as UC and CD, which have very slow enrollment rates;
▪
the severity of the disease under investigation;
▪
the patient eligibility criteria defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;
▪
the size of the study population required for analysis of the trial’s primary or secondary endpoints;
▪
the proximity of patients to trial sites;
▪
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
▪
the efforts to facilitate timely enrollment in clinical trials and the effectiveness of recruiting publicity;
▪
the patient referral practices of physicians;
▪
physicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;
▪
the number of patients required for clinical trials of our product candidates may be larger than we anticipate or enrollment in these clinical trials may be slower than we anticipate, potentially affecting our timelines for approval of our product candidates;
▪
patients that enroll in our clinical trials may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

▪
clinical investigators enrolling patients who do not meet the enrollment criteria, requiring the inclusion of additional patients in the clinical trial;
▪
clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;
▪
approval of new indications for existing therapies or approval of new therapies in general;
▪
our contracted clinical sites’ or investigators’ ability to obtain and maintain patient consents;
▪
amendments to our clinical protocols, which may affect enrollment in, or results of, our clinical trials, including amendments we have made to further define the patient population to be studied;
▪
the impact of the current COVID-19 pandemic or other material adverse events, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials; and
▪
the risk that patients enrolled in clinical trials will not complete a clinical trial, return for post-treatment follow-up, or follow the required study procedures. For instance, patients, including patients in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we may need to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used treatments for inflammatory diseases and autoimmune disorders, potential patients and their doctors may be inclined to use conventional therapies rather than enroll patients in any future clinical trial. Additionally, patients, including patients in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment or small population size may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these clinical trials and adversely affect our ability to advance the development of our product candidates.

Interim, initial, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular preclinical study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and could have a material adverse effect on the success of our business. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, results of operations, prospects or financial condition. Further, disclosure of interim, top-line or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

We face significant competition from other biotechnology and pharmaceutical companies.

Competition in the treatment of inflammatory diseases and autoimmune disorders is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our product candidates obsolete even before they are approved or generate any revenue. There are products that are approved and currently under development by others that could compete with the product candidates that we are developing. Our competitors may:

▪
develop safer, more convenient or more effective therapeutic products;
▪
develop therapeutic products that are less expensive or have better reimbursement from private or public payors;
▪
reach the market more rapidly, reducing the potential sales of our products; or
▪
establish superior proprietary positions.

Due to the promising clinical therapeutic effect of competitor therapies in clinical trials, we anticipate substantial direct competition from other organizations developing treatments for inflammatory diseases and autoimmune disorders, such as psoriasis, UC and Crohn’s disease. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as BMS and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

Universities and public and private research institutions in the United States. and Europe are also potential competitors. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection that we may need for the development of our product candidates and that can be licensed or sold to other parties, including our competitors.

We are developing our lead product candidates, VTX958, VTX002 and VTX2735, for the treatment of inflammatory diseases and autoimmune disorders, such as psoriasis, UC and Crohn’s disease. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX958, if approved, it would compete with injected biologic therapies and non-injectable systemic therapies. In addition, we are aware of several companies with product candidates in development for the treatment of patients with psoriasis, including deucravacitinib, which is an oral TYK2 inhibitor being developed by BMS. With respect to VTX002, if approved, it would compete with a number of companies developing product candidates as well as Zeopsia (ozanimod), which is an S1PR modulator marketed by BMS. With respect to VTX2735, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including Inzomelid and Somalix being developed by Roche. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents or other intellectual property relating to our competitors’ products, and our competitors may allege that our product candidates infringe, misappropriate or otherwise violate their intellectual property. See “—Risks Related to Intellectual Property.”

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We have limited experience as a company conducting clinical trials and have relied and will rely on third parties and related parties to conduct our preclinical studies and clinical trials. Any failure by a third party, related party, or by us to conduct the clinical trials according to Good Clinical Practice and Good Manufacturing Practice, and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

We expect to rely on medical institutions, academic institutions or contract research organizations, or CROs, to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

We have a limited history of conducting clinical trials and have no experience as a company in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety or efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, applicable regulatory authorities.

Large-scale clinical trials require significant financial and management resources, and reliance on third-party clinical investigators, CROs, CMOs, partners or consultants. Relying on third-party clinical investigators, CROs or CMOs may force us to encounter delays and challenges that are outside of our control. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from patients treated with products from these different facilities, in our product registrations. Further, our CMOs may not be able to manufacture our product candidates or otherwise fulfill their obligations to us because of interruptions to their business, including the loss of their key staff or interruptions to their raw material supply.

Our reliance on these third parties for development activities will reduce our control over these activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable trial protocol and legal, regulatory and scientific standards, and our reliance on the CROs, clinical trial sites, and other third parties does not relieve us of these responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial and for ensuring that our preclinical studies are conducted in accordance with GCP, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with Good Clinical Practice, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once an NDA is filed with the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CMOs and CROs. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCP or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

Our clinical trials must be conducted with product candidates that were produced under current Good Manufacturing Practices, or cGMP, regulations. Our failure to comply or our CMOs’ failure to comply with these cGMP regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so could result in enforcement actions and adverse publicity.

We also rely on third parties other than our CMOs to manufacture, package, label and ship our product candidates for the clinical trials that we conduct. We may also find that the manufacture of our product candidates is more difficult than anticipated, resulting in an inability to produce a sufficient amount of our product candidates for our clinical trials or, if approved, commercial supply. Moreover, because of the complexity and novelty of our manufacturing process, there are only a limited number of manufacturers who have the capability of producing our product candidates. Should any of our contract manufacturers no longer produce our product candidates, it may take us significant time to find a replacement, if we are able to find a replacement at all. Any performance failure on the part of these third parties could delay clinical development or marketing approval of our product candidates or commercialization of our product candidates, if approved, producing additional losses and depriving us of potential product revenue.

Our CMOs, CROs, clinical trial sites and other third parties may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other therapeutic development activities that could harm our competitive position. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical trials and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical trial protocols, regulatory requirements or for other reasons, our clinical trials may need to be repeated, extended, delayed or terminated. In the event we need to repeat, extend, delay or terminate our clinical trials, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, and we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.

If any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. Switching or adding additional contractors involves additional cost and time and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. In addition, if an agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely.

As of June 1, 2021, we have a sponsored Phase 1 SAD trial of VTX958 engaged in enrollment of healthy subjects. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

We and the third parties upon which we rely are required to comply with GCP. GCP are regulations and guidelines enforced by regulatory authorities around the world, through periodic inspections, for products in clinical development. If we or these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and have to be repeated, and our submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We are subject to the risk that, upon inspection, a regulatory authority will determine that any of our clinical trials fails to comply or failed to comply with applicable GCP regulations. In addition, our clinical trials must be conducted with material produced under GMP regulations, which are enforced by regulatory authorities. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

We also anticipate that part of our strategy for pursuing the wide range of indications potentially addressed by our product candidates may involve further investigator-initiated clinical trials. While these trials generally provide us with valuable clinical data that can inform our future development strategy in a cost-efficient manner, we generally have less control over not only the conduct but also the design of these clinical trials. Third-party investigators may design clinical trials involving our product candidates with clinical endpoints that are more difficult to achieve or in other ways that increase the risk of negative clinical trial results compared to clinical trials we may design on our own. Negative results in investigator-initiated clinical trials, regardless of how the clinical trial was designed or conducted, could have a material adverse effect on our prospects and the perception of our product candidates.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and/or a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

We may be required to conduct additional clinical trials or modify current or future clinical trials.

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We plan to initiate trials in multiple indications, such as psoriasis, UC and Crohn’s disease, among others. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our NDA filing timelines or permit competitors to obtain approvals that may alter our NDA filing strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

Events that may prevent successful or timely initiation or completion of clinical development include:

▪
regulators or Institutional Review Boards, or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
▪
delays in reaching a consensus or inability to obtain agreement with regulatory agencies on study design or eligibility criteria for patient enrollment;
▪
the FDA or comparable foreign regulatory authorities may disagree with our intended indications, study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;
▪
the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries (e.g., Australia, Russia, Poland, Ukraine, Germany, Belgium, Georgia, Hungary, Israel, Belarus and Italy);
▪
the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;
▪
delays in or failure to reach an agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
▪
imposition of a temporary or permanent clinical hold, suspensions or terminations by regulatory agencies, IRBs, or us for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate, or due to findings of undesirable effects caused by a biologically or mechanistically similar therapeutic or therapeutic candidate;
▪
delays in adding new investigators or clinical trial sites, or withdrawal of clinical trial sites from a study;
▪
failure by our CROs, clinical trial sites or patients, or other third parties, or us to adhere to clinical study requirements, including regulatory, contractual or protocol requirements;
▪
failure to perform in accordance with the GCP requirements, or applicable regulatory guidelines in other countries;
▪
occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
▪
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, and which may cause delays in our development programs, or changes to regulatory review times;
▪
there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
▪
changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

▪
the cost of clinical studies of our product candidates being greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of an NDA;
▪
clinical trials of our product candidates producing negative or inconclusive results may fail to provide sufficient data and information to support product approval, or our clinical trials may fail to reach the necessary level of statistical or clinical significance, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials, or preclinical studies, or abandon product development programs;
▪
interruption of, or delays in receiving, supplies of our product candidates or other drugs or components of our therapies due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
▪
early results from our clinical trials of our product candidates may be negatively affected by changes in efficacy measures, such as overall response rate and duration of response, as more patients are enrolled in our clinical trials or as new cohorts of our clinical trials are tested, and overall response rate and duration of response may be negatively affected by the inclusion of unconfirmed responses in preliminary results that we report if such responses are not later confirmed;
▪
we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;
▪
there may be changes to the therapeutics or their regulatory status, which we are administering in combination with our product candidates;
▪
the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;
▪
the FDA or comparable regulatory authorities may take longer than we anticipate making a decision on our product candidates;
▪
transfer of our manufacturing processes to our CMOs or other larger-scale facilities operated by a CMO or by us and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;
▪
our use of different manufacturing processes within our clinical trials, and any effects that may result from the use of different processes on the clinical data that we have reported and will report in the future;
▪
delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing, including as a result of any quality issues associated with the CMO; and
▪
delays and additional costs associated with business disruptions, new regulatory requirements, social distancing and other restrictions imposed by governmental or regulatory agencies and clinical trial sites due to the COVID-19 pandemic, which may include enrollment delays or failures to follow trial protocols.

We also may conduct clinical and preclinical research in collaboration with other academic, pharmaceutical and biotechnology entities in which we combine our technologies with those of our collaborators. Such collaborations may be subject to additional delays because of the management of the trials, contract negotiations, the need to obtain agreement from multiple parties and the necessity of obtaining additional approvals for therapeutics used in the combination trials. These combination therapies will require additional testing and clinical trials will require additional FDA regulatory approval and will increase our future cost of expenses.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. These changes may require FDA approval or notification and may not have their desired effect. The FDA may also not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical trials or preclinical studies. We may find that this change has unintended consequences that necessitates additional development and manufacturing work, additional clinical trials and preclinical studies, or that results in refusal to file or non-approval of an NDA.

Clinical trial delays could shorten any periods during which our product candidates have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also vary depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that any product candidates we may seek to develop in the future will never obtain the appropriate regulatory approvals necessary for us or any future collaborators to commence product sales. Any delay in completing development or obtaining, or failing to obtain, required approvals could also materially adversely affect our ability or that of any of our collaborators to generate revenue from any such product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences, which could harm our business, financial condition, results of operations, and prospects significantly.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us, IRBs, Drug Safety Monitoring Boards, or DSMBs, or the FDA or comparable foreign regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including a Risk Evaluation and Mitigation Strategy, or REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates.

If unacceptable toxicities or side effects arise in the development of our product candidates, IRBs, DSMBs or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials, order our clinical trials to be placed on clinical hold, or deny approval of our product candidates for any or all targeted indications. The FDA or comparable foreign regulatory authorities may also require additional data, clinical, or pre-clinical studies should unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. Toxicities associated with our clinical trials and products may also negatively impact our ability to conduct clinical trials in larger patient populations, such as in patients that have not yet been treated with other therapies or have not yet progressed on other therapies.

Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations, and prospects significantly.

The manufacturing of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, and scaling-up of our manufacturing capabilities. If we or our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to achieve and maintain a commercially viable cost structure.

Currently, our product candidates are manufactured using processes developed by our third-party CMOs that we may not intend to use for more advanced clinical trials or commercialization. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate or not renew these agreements. If we were to need to find alternative manufacturing facilities it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.

Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:

▪
inability to negotiate manufacturing and quality agreements with third parties under commercially reasonable terms;
▪
reduced day-to-day control over the manufacturing process for our product candidates as a result of using third-party manufacturers for all aspects of manufacturing activities;
▪
reduced control over the protection of our trade secrets, know-how and other proprietary information from misappropriation or inadvertent disclosure or from being used in such a way as to expose us to potential litigation;
▪
termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our product candidates; and
▪
disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

Any problems or delays we or our CMOs experience in preparing for commercial scale manufacturing of a product candidate may result in a delay in the FDA approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention or impairment of clinical development and commercialization of our product candidates and could adversely affect our business. Furthermore, if our product candidates are approved and we or our commercial manufacturers fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues, which would adversely affect our business, financial condition, results of operations, and prospects.

In addition, the manufacturing process and facilities for any product candidates that we may develop is subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. The cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including our NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we, in cooperation with our CMOs, must supply all necessary chemistry, manufacturing and quality control documentation in support of an NDA on a timely basis. There is no guarantee that we or our CMOs will be able to successfully pass all aspects of a pre-approval inspection by the FDA or other foreign regulatory authorities.

Our CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, or with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidate that may not be detectable in final product testing. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Deviations from manufacturing requirements may further require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or, if approved, commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business, financial condition, results of operations, and prospects.

Even to the extent we use and continue to use CMOs, we are ultimately responsible for the manufacture of our products and product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, consent decrees, or withdrawal of product approval.

Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

Small molecule therapeutics rely on the availability of reagents, intermediates, specialized equipment and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, intermediates, specialized equipment and other specialty materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our product candidates.

Manufacturing our product candidates requires many reagents, which are substances used in our manufacturing processes to bring about chemical reactions, intermediates, specialized equipment and other specialty materials, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial production. We currently depend on a limited number of vendors for certain intermediates, specialized equipment and other specialty materials used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support clinical trials and commercial products manufactured under cGMP or may otherwise be ill-equipped to support our needs. Accordingly, we may experience delays in receiving key intermediates, materials and equipment to support clinical or commercial manufacturing.

For some of these reagents, intermediates, equipment and materials, we currently rely and may in the future rely on sole source vendors or a limited number of vendors. An inability to continue to source product from any of these suppliers, which could be due to a number of issues, including regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for our product candidates. If our product candidates are approved, such inability to source product from our suppliers could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business. As we continue to develop and scale our manufacturing process, we expect that we will need to obtain rights to and supplies of certain reagents, intermediates, equipment and materials to be used as part of that process. We may not be able to obtain rights to such reagents, intermediates, equipment and materials on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such reagents, intermediates, equipment or materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other reagents, intermediates, equipment or materials, such a change may lead to a delay in our clinical development and, if approved, commercialization plans. If such a change occurs for a product candidate that is already in clinical testing, the change may require us to perform comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials, which may cause delays in our clinical development and commercialization plans.

Changes in the manufacturing process or formulation may result in additional costs or delay.

As product candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue. If we or our CMOs are not able to successfully manufacture our product candidates in sufficient quality and quantity, clinical development and timelines for our product candidates and subsequent approval could be adversely impacted.

We will be unable to commercialize our products if our clinical trials are not successful.

Our research and development programs are at an early stage. We must demonstrate our products’ safety and efficacy in humans through extensive clinical testing. We may experience numerous unforeseen events during, or as a result of, the clinical testing process that could delay or prevent commercialization of our products, including but not limited to the following:

▪
safety and efficacy results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials;
▪
after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;
▪
we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;
▪
the standard of care may change as the result of new technology or therapies in our target clinical indications, precluding regulatory approval or limited commercial use if approved;

▪
the effects our product candidates have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;
▪
manufacturers may not meet the necessary standards for the production of the product candidates or may not be able to supply the product candidates in a sufficient quantity; and
▪
regulatory authorities may find that our clinical trial design or conduct does not meet the applicable approval requirements.

Clinical testing is very expensive, can take many years and the outcome is uncertain. The data collected from our clinical trials may not be sufficient to support approval by the FDA of our product candidates for the treatment of inflammatory diseases and autoimmune disorders. The clinical trials for our product candidates under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of any product candidate under development, we may not receive regulatory approval for such product candidate, which would prevent us from generating revenues or achieving profitability.

We may use our limited financial and human resources to pursue a particular type of treatment, or treatment for a particular type of disease, and fail to capitalize on programs or treatments of other types of diseases that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we must choose to pursue and fund the development of specific types of treatment, or treatment for a specific type of disease, and may forego or delay pursuit of opportunities with other programs, investigational medicines, or treatment for other types of diseases, which could later prove to have greater commercial potential. Moreover, given the rapidly evolving competitive landscape and the time it takes to advance a product through clinical development, an incorrect decision to pursue a particular type of treatment or disease may have a material adverse effect on our results of operation and negatively impact our future clinical strategies. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for investigational medicines or clinical trials may not yield any commercially viable products. If we do not accurately evaluate and anticipate the commercial potential or target market for a particular type of treatment or disease, we may choose to spend our limited resources on a particular treatment, or treatment for a particular type of disease, and then later learn that another type of treatment or disease that we previously decided not to pursue would have been more advantageous. We may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. Any such event could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may develop product candidates in combination with other therapies, which exposes us to additional risks and could result in our products, even if approved, being removed from the market or being less successful commercially.

We may develop product candidates in combination with one or more other therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, even if approved, being removed from the market or being less successful commercially.

We also may choose to evaluate product candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate we develop in combination with an unapproved therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval. If the FDA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

We will need additional financing to fund our operations and complete the development and, if approved, commercialization of our various product candidates. If we are unable to obtain such financing on acceptable terms, or at all, we would be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. As of December 31, 2020, we had an accumulated deficit of $32.5 million. As of September 30, 2021, we had an accumulated deficit of $100.0 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $142.0 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B convertible preferred stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. We expect our current cash and cash equivalents will be sufficient to fund our operations for at least the next 24 months from the date of this Quarterly Report of Form 10-Q. However, in order to complete the development of our current product candidates, and in order to implement our business plan, we anticipate that we will have to spend more than the funds currently available to us. Furthermore, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development and, if approved, commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses, such as rent and other contractual commitments, are substantial and are expected to increase in the future.

We will need to obtain additional financing to fund our future operations, including completing the development and, if approved, commercialization of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to:

▪
progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture product candidates for the treatment of patients in our ongoing, planned and potential future clinical trials;
▪
the continued effect of the COVID-19 pandemic on our business;
▪
time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities to execute clinical trials;
▪
our ability to successfully commercialize any product candidates, if approved;
▪
our ability to have clinical and commercial product successfully manufactured consistent with FDA and European Medicines Agency, or EMA, regulations;
▪
our ability to achieve sufficient market acceptance and adequate market share and revenue for any approved products;
▪
amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
▪
sales and marketing costs associated with commercializing any product candidates, if approved, including the cost and timing of building our marketing and sales capabilities;
▪
cost of potentially building, staffing and validating our own manufacturing facility in the United States;
▪
terms and timing of any potential future collaborations, milestone, royalty, licensing or other arrangements that we may establish;
▪
cash requirements of any future acquisitions or the development of other product candidates;
▪
costs of operating as a public company;
▪
time and cost necessary to respond to technological, regulatory, political and market developments;
▪
costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and
▪
costs associated with any strategic collaborations, licensing agreements or other arrangements that we may establish.

Unless and until we can generate a sufficient amount of revenue, we will finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts, on terms acceptable to us or at all, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or, if approved, our commercialization efforts. In addition, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

The use of our net operating loss carryforwards may be limited.

Our net operating loss carryforwards may expire and not be used. As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $11.0 million. Our U.S. federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, are not subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. For taxable years beginning after December 31, 2020, however, the deductibility of U.S. federal net operating losses arising in taxable years beginning after December 31, 2017, is limited to 80% of our current year taxable income. Additionally, our ability to use any net operating loss carryforwards to offset taxable income in the future will also be limited under Section 382 of the Code, if we undergo an “ownership change” (generally defined as a cumulative change in ownership by “5-percent shareholders” of more than 50% within a rolling three-year period).

We may have experienced ownership changes in the past and, although we do not expect to experience an ownership change in connection with our listing on the Nasdaq Global Select Market, any such ownership change could result in increased future tax liability. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in jurisdictions in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses by certain jurisdictions, including in order to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect, or other unforeseen reasons, our existing net operating losses could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain net operating losses has been enacted in California, and other states may enact suspensions as well.

We may experience fluctuations in our tax obligations and effective tax rate, which could materially affect our results.

We are subject to income- and non-income-based taxes in the United States under federal, state, and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our effective tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures.

Further, U.S. federal income tax legislation referred to as the Tax Cuts and Jobs Act, is highly complex, is subject to interpretation, and contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, significant additional limitations on the deductibility of interest, substantial revisions to the taxation of international operations, and limitations on the use of certain net operating losses. The presentation of our financial condition and results of operations is based upon our current interpretation of the provisions contained in the Tax Cuts and Jobs Act. The Treasury Department and the U.S. Internal Revenue Service, or IRS, have released and are expected to continue releasing regulations and interpretive guidance relating to the legislation contained in the Tax Cuts and Jobs Act. Any significant variance of our current interpretation of such legislation from any future regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could materially and adversely affect our business, financial condition, and results of operations.

Furthermore, in the second quarter of 2021, the Biden administration proposed changes to the U.S. tax system, including an increase to the U.S. corporate tax rate. We are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. corporate tax. However, it is possible that the enactment of changes in the U.S. corporate tax system could have a material adverse effect on our liability for U.S. corporate tax and our consolidated effective tax rate.

Our international operations subject us to potentially adverse tax consequences.

We generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.

We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays. Even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties.

Our product candidates and manufacturing activities are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, regulatory agencies may lack experience with our product candidates, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may face a number of regulatory consequences, including refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements, including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, debarment from receiving government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, or civil or criminal penalties, including fines and imprisonment, and adverse publicity, among other adverse consequences. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn, and reformulation of our products may be required.

Our projections regarding the market opportunities for our product candidates may not be accurate, and the actual market for our products may be smaller than we estimate.

We do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained current independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend significant capital trying to obtain approval for product candidates that have an uncertain commercial market. Our projections of both the number of people who have inflammatory diseases and autoimmune disorders we are targeting, as well as the subset of people with these diseases who are in a position to receive second- or third- line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. Even if we obtain significant market share for our product candidates, because the potential target populations may be small, we may never achieve profitability without obtaining regulatory approval for additional indications.

Because our current product candidates represent, and our other potential product candidates will represent, novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates.

There are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. There can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety and efficacy of our product candidates, or that the data generated in these clinical trials will be acceptable to the FDA to support marketing approval. The FDA may take longer than usual to come to a decision on any NDA that we submit and may ultimately determine that there is not enough data, information or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as REMS, until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect, do not work with other combination therapies or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.

There is no assurance that our product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. The market for any product candidates that we develop, if approved, will also depend on the cost of the product candidate. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Unless we can reduce manufacturing costs to an acceptable amount, we may never be able to develop a commercially viable product. If we do not successfully develop and, if approved, commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our products, we will not become profitable, which would materially and adversely affect the value of our common stock, our business, financial condition, results of operations, and prospects.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates, if approved.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products, if approved. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection laws. Large judgements have also been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates, if approved. Regardless of the merits or eventual outcome, liability claims may result in:

▪
decreased demand for our products, if approved;
▪
injury to our reputation or significant negative media attention;
▪
withdrawal of clinical trial participants or sites and potential termination of clinical trial sites or entire clinical programs;
▪
initiation of investigations by regulators, refusal to approve marketing applications or supplements, and withdrawal or limitation of product approvals;
▪
costs to defend litigation;
▪
a diversion of management’s time and our resources;
▪
substantial monetary awards to trial participants or patients;
▪
product recalls, withdrawals or labeling, marketing or promotional restrictions;
▪
loss of revenue;
▪
decrease in the price of our stock and overall value of our company;
▪
exhaustion of our available insurance coverage and our capital resources; or
▪
the inability to commercialize our product candidates.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we may develop, alone or with corporate collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. While we have obtained clinical trial insurance for our clinical trials, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Public opinion and scrutiny of immunology treatments may impact public perception of our company and product candidates, or may adversely affect our ability to conduct our business and our business plans.

Public perception may be influenced by claims, such as claims that our product candidates are unsafe, unethical or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to new immunology treatments in general could result in greater government regulation and stricter labeling requirements of products to treat inflammatory diseases and autoimmune disorders, including any of our product candidates, if approved, and could cause a decrease in the demand for any product candidates we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. More restrictive government regulations or negative public opinion could have an adverse effect on our business, financial condition, results of operations and prospects, and may delay or impair the development and, if approved, commercialization of our product candidates or demand for any products we may develop.

We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties or related parties to market and sell our product candidates, if they are approved, and as a result, we may be unable to generate product revenues.

We currently do not have a commercial infrastructure for the marketing, sale and distribution of products. If approved, in order to commercialize our products, we must build our marketing, sales and distribution capabilities or make arrangements with third parties to perform these services, which will take time and require significant financial expenditures and we may not be successful in doing so. There are risks involved with establishing our own marketing and sales capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Even if we are able to effectively establish a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we would have less control over their sales efforts and could be held liable if they failed to comply with applicable legal or regulatory requirements.

We have little to no prior experience in the marketing, sale and distribution of biopharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including a comprehensive healthcare compliance program, to market any product candidates we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain medical affairs, marketing, sales and commercial support personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize our current or future product candidates and generate product revenues include:

▪
if the COVID-19 pandemic continues or another pandemic occurs, it may negatively impact our ability to establish commercial operations, educate and interact with healthcare professionals, and successfully launch our product on a timely basis;
▪
the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our current or future product candidates;
▪
our inability to effectively oversee a geographically dispersed sales and marketing team;
▪
the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
▪
an inability to secure adequate coverage and reimbursement by government and private health plans;

▪
intense competition in the clinical indications for which the products are approved and any restrictions on the scope of claims that we may make for the products;
▪
limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
▪
any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
▪
liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
▪
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
▪
unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

If our product candidates, if approved, do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

We have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors and others in the medical community. If any product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate sufficient product revenues or become profitable. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. The degree of market acceptance of any of our product candidates will depend on a number of factors, some of which are beyond our control, including:

▪
the safety and efficacy of our product candidates;
▪
the prevalence and severity of adverse events associated with our product candidates;
▪
the clinical indications for which the products are approved and the approved claims that we may make for the products;
▪
limitations or warnings contained in the product’s FDA-approved labeling, including potential limitations or warnings for such products that may be more restrictive than other competitive products;
▪
distribution and use restrictions imposed by the FDA with respect to such product candidates or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;
▪
changes in the standard of care for the targeted indications for such product candidates;
▪
the relative difficulty of administration of such product candidates;
▪
cost of treatment as compared to the clinical benefit in relation to alternative treatments or therapies;
▪
the availability of adequate coverage and reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;
▪
the extent and strength of our marketing and distribution of such product candidates;
▪
the safety, efficacy and other potential advantages of, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
▪
the timing of market introduction of such product candidates, as well as competitive products;
▪
the reluctance of physicians to switch their patients’ therapeutics;
▪
the reluctance of patients to switch from their existing therapeutics regardless of the safety and efficacy of newer therapeutics;
▪
our ability to offer such product candidates for sale at competitive prices;

▪
the extent and strength of our third-party manufacturer and supplier support;
▪
adverse publicity about our product or favorable publicity about competitive products; and
▪
potential product liability claims.

Our efforts to educate the medical community and third-party payors as to the benefits of our product candidates may require significant resources and may never be successful. Even if the medical community accepts that our product candidates are safe and effective for their approved indications, physicians and patients may not immediately be receptive to such product candidates and may be slow to adopt them as an accepted treatment of the approved indications. If our current or future product candidates are approved, but do not achieve an adequate level of acceptance among physicians, patients, and third-party payors, we may not generate meaningful revenues from our product candidates and may never become profitable.

Our product candidates may face competition sooner than anticipated.

For small molecular product candidates, the Federal Food, Drug, and Cosmetic Act, or FDCA, provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. As such, we may face competition from generic versions of our small molecule product candidates, which will negatively impact our long-term business prospects and marketing opportunities.

We will need to obtain FDA approval of any proposed branded product names, and any failure or delay associated with such approval may adversely affect our business.

Any name we intend to use for our product candidates in the United States will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we will lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe or otherwise violate the existing rights of third parties, and be acceptable to the FDA. We may be unable to build a successful brand identity for a new product name in a timely manner or at all, which would limit our ability to commercialize our product candidates.

We are dependent on information technology, systems, infrastructure and data. Our internal computer systems, or those used by our CROs, CMOs, clinical sites or other contractors or consultants, may fail or suffer security breaches, which could result in a material adverse effect, including without limitation, a material operational or service interruption, harm to our reputation, significant fines, penalties and liability, breach or triggering of data protection laws, or loss of customers or sales.

We are dependent upon information technology systems, infrastructure and data. In the ordinary course of our business, we directly or indirectly collect, use, generate, transfer, and disclose (collectively, “Process” or “Processing”) sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third-party service providers. The secure Processing of this information is critical to our operations. The multitude and complexity of our computer systems and those of our CROs, CMOs, clinical sites or other contractors or consultants make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Data privacy or security breaches by third-party service providers, employees, contractors or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, or other business partners may be exposed to unauthorized persons or to the public.

Although we take measures designed to protect such information from unauthorized access or disclosure, our internal computer systems and those of our CROs, CMOs, clinical sites and other contractors and consultants are vulnerable to cyberattacks, computer viruses, bugs or worms, and other attacks by computer hackers, cracking, application security attacks, social engineering, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks (such as credential stuffing), extortion, and intentional disruptions of service; computer and network vulnerabilities or the negligence and malfeasance of individuals with authorized access to our information, failure or damage from natural disasters, terrorism, war, fire and telecommunication and electrical failures. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive customer information), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Third parties may also attempt to fraudulently induce our employees, contractors, consultants, or third-party service providers into disclosing sensitive information such as usernames, passwords, or other information or otherwise compromise the security of our computer systems, networks, and/or physical facilities in order to gain access to our data. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups, such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Additionally, due to the COVID-19 pandemic, some of our employees are temporarily working remotely, which may pose additional data security risks. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners, vendors, CROs, CMOs, clinical sites and other contractors and consultants will prevent service interruptions, or identify breaches in our or their systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

If any such event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, or may limit our ability to effectively execute a product recall, if required. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed. Any such event could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates.

The COVID-19 pandemic has and could continue to adversely impact our business including our ongoing and planned clinical trials and preclinical research.

Outbreaks of epidemic, pandemic or contagious diseases, such as the COVID-19 pandemic, may significantly disrupt our operations and adversely affect our business, financial condition, results of operations and prospects. In March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic as the novel coronavirus continues to spread throughout the world. The spread of this COVID-19 pandemic has caused significant volatility and uncertainty in the U.S. and international markets and has resulted in increased risks to our operations.

Executive orders have been issued by state and local governments in California and elsewhere, and states of emergency have been declared at the state and local level in most jurisdictions throughout the United States. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the COVID-19 pandemic or other infectious diseases could impact our personnel or personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. We are monitoring a number of risks related to the COVID-19 pandemic, including the following:

▪
Financial: We anticipate that the pandemic could have an adverse financial impact in the short-term and potentially beyond. As a result of slower patient enrollment, we may not be able to complete our clinical trials as planned or in a timely manner. We expect to continue spending on research and development in the third quarter of 2021 and beyond, and we could also have unexpected expenses related to the COVID-19 pandemic. The short-term continued expenses, as well as the overall uncertainty and disruption caused by the COVID-19 pandemic, and any future pandemic, may cause a delay in our ability to commercialize a product and adversely impact our financial results.
▪
Supply Chain: An extended duration of the COVID-19 pandemic could result in significant disruptions in our supply chain and distribution. For example, quarantines, shelter-in-place and similar government orders, travel restrictions and health impacts of the COVID-19 pandemic, could impact the availability or productivity of personnel at third-party laboratory supply manufacturers, distributors, freight carriers and other necessary components of our supply chain. In addition, there may be unfavorable changes in the availability or cost of raw materials, intermediates and other materials necessary for production, which may result in disruptions in our supply chain and adversely affect our ability to manufacture certain product candidates for clinical supply.
▪
Clinical Trials: The COVID-19 pandemic is likely to adversely affect certain of our clinical trials, including our ability to initiate and complete our clinical trials within the anticipated timelines. Due to site and participant availability during the COVID-19 pandemic, subject enrollment in our planned clinical trials has been slower than expected, at least in the short-term. Clinical trial sites have imposed restrictions on patient visits to limit risks of possible COVID-19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. The current pressures on medical systems and the prioritization of healthcare resources toward the COVID-19 pandemic have also resulted in interruptions in data collection and submissions for certain clinical trials and delayed starts for certain planned studies. As a result, our anticipated filing and marketing timelines may be adversely impacted.
▪
Overall Economic and Capital Markets Environment: The impact of the COVID-19 pandemic could result in a prolonged recession or depression in the United Stated or globally that could harm the banking system, limit demand for all products and services and cause other seen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 has led to and could continue to lead to severe disruption and volatility in the U.S. and global capital markets, which could result in a decline in our stock price, increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market have been highly volatile as a result of the COVID-19 pandemic.
▪
Regulatory Reviews: The operations of the FDA or other regulatory agencies may be adversely affected. In response to the COVID-19 pandemic, federal, state and local governments are issuing new rules, regulations, orders and advisories on a regular basis. These government actions can impact us, our members and our suppliers. There is also the possibility that we may experience delays with obtaining approvals for our Investigational New Drug, or IND, applications and/or NDAs.

Our failure to comply with state, national and/or international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

There are numerous laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California recently enacted legislation—the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our Processing of personal information depending on the context. Further, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. It is expected that the CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law.

There are also various laws and regulations in other jurisdictions relating to privacy and security. For example, the European Union, or EU, member states, the United Kingdom and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations on us. Moreover, the EU Data Protection Directive, which formerly governed the collection, Processing and other use of personal health or other data in the EU, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to such individuals, the security and confidentiality of the personal data, data breach notification, the adoption of appropriate privacy governance, including policies, procedures, training and audits, and the use of third-party processors in connection with the Processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S. In July 2020, in its Schrems II ruling, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield data transfer mechanism, limiting how organizations could lawfully transfer personal data from the EEA to the U.S. Other data transfer mechanisms such as the Standard Contractual Clauses approved by the European Commission have faced challenges in European courts (including being called into question in Schrems II), may require additional risk analysis and supplemental measures to be used, and may be challenged, suspended or invalidated. In addition, the European Commission recently provided updates to the Standard Contractual Clauses. Such developments may cause us to have to make further expenditures on local infrastructure, limit our ability to Process personal data, change internal business processes or otherwise affect or restrict sales and operation. Notably, the GDPR provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant entity, whichever is greater.

The United Kingdom implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how the GDPR is applied in the United Kingdom. These developments could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act. We may incur substantial expense in complying with any new obligations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized Processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our CROs or business associates or another third party, could adversely affect our business, financial condition and results of operations, including but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief. The recent implementation of the CCPA and GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the CCPA, GDPR and other applicable laws and regulations, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

We cannot assure you that our CROs or other third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party Processing of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to our legal obligations, our contractual obligations relating to privacy, data protection and data security have become increasingly stringent. Furthermore, we may make numerous statements in our privacy policies and in our marketing materials providing assurances about the security of our data. Should any of these statements prove to be untrue or be perceived as untrue, even through circumstances beyond our reasonable control, we may face claims, investigations or other proceedings by the U.S. Federal Trade Commission, state and foreign regulators, our customers and private litigants.

While we maintain insurance coverage, we cannot assure that such coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse effects arising out of our privacy and security practices, or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

We are heavily dependent on our senior management, and a loss of a member of our senior management team in the future, even if only temporary, could harm our business.

If we lose members of our senior management for a short or an extended time, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our chief executive officer, Raju Mohan.

Competition for qualified personnel in the biotechnology and pharmaceuticals industry is intense due to the limited number of individuals who possess the skills and experience required. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided, and plan to continue providing, equity incentive awards that vest over time. The value to employees of equity incentive awards that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. We face significant competition for employees, particularly scientific personnel, from other biopharmaceutical companies, which include both publicly traded and privately held companies, and we may not be able to hire new employees quickly enough to meet our needs. All of our employees are hired on an “at-will” basis, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business, financial conditions, results of operations and prospects to suffer.

Dr. Mohan, our chief executive officer, Mr. Krueger, our chief business officer, and Dr. Nuss, our chief scientific officer, have significant interests in other companies which may conflict with our interests.

Our chief executive officer, Dr. Mohan, serves as a Partner and Senior Advisor at New Science Ventures, and Dr. Mohan, Mr. Krueger, our chief business officer, and Dr. Nuss, our chief scientific officer, serve as officers of, and hold ownership interests in, Escalier Biosciences BV and Vimalan Biosciences, Inc. Escalier Biosciences and Vimalan Biosciences are in the business of discovering and developing therapies for the treatment of inflammatory diseases and autoimmune disorders, such as psoriasis. As a result, they or other companies affiliated with Dr. Mohan, Mr. Krueger and Dr. Nuss may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). As a result, the interests of Dr. Mohan, Mr. Krueger and Dr. Nuss may not be aligned with our other stockholders and they may from time to time be incentivized to take certain actions that benefit their other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Mohan, Mr. Krueger and Dr. Nuss and the companies with which they are involved could impact us.

We will need to grow our size and capabilities, and we may experience difficulties in managing this growth, which could disrupt our operations.

Our operations are dependent upon the services of our executives and our employees who are engaged in research and development. The loss of the services of our executive officers or senior research personnel could delay our product development programs and our research and development efforts. In order to develop our business in accordance with our business plan, we will have to hire additional qualified personnel, including in the areas of research, manufacturing, clinical trials management, regulatory affairs, and sales and marketing. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including:

▪
identifying, recruiting, integrating, maintaining and motivating additional employees;
▪
managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
▪
improving our operational, financial and management controls, reporting systems and procedures.

As of September 30, 2021, we had more than 23 full-time employees, compared to 13 full-time employees as of September 30, 2020, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations

Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain research and clinical development services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis, or at all, when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, compliance or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals on a timely basis, or at all.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses from time to time. Any potential acquisition or strategic partnership may entail numerous risks, including:

▪
increased operating expenses and cash requirements;
▪
the assumption or incurrence of additional indebtedness or contingent liabilities;
▪
dilution resulting from the issuance of our equity securities;
▪
assimilation of operations, intellectual property and products of an acquired company or product, including difficulties associated with integrating new personnel;
▪
acquisition of intangible assets that could results in significant future amortization expenses;
▪
the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
▪
retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
▪
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
▪
our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

Depending on the size and nature of future strategic acquisitions, we may acquire assets or businesses that require us to raise additional capital or to operate or manage businesses in which we have limited experience. Making larger acquisitions that require us to raise additional capital to fund the acquisition will expose us to the risks associated with capital raising activities. Acquiring and thereafter operating larger new businesses will also increase our management, operating and reporting costs and burdens. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

We expect to rely on third parties to perform many essential services for any products, if approved, that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates, if any are approved, will be significantly impacted and we may be subject to regulatory sanctions.

We expect to retain third-party service providers to perform a variety of functions related to the sale of our current or future product candidates, if any are approved, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management and cash collection. If we retain a service provider, we will substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

In addition, we may engage in the future with third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements related to adverse event reporting, then we could be subject to regulatory sanctions.

Additionally, we may contract in the future with a third party to calculate and report pricing information mandated by various government programs. If a third party fails to timely report or adjust prices as required or errs in calculating government pricing information from transactional data in our financial records, then it could impact our discount and rebate liability, and potentially subject us to regulatory sanctions or False Claims Act lawsuits.

We may not be able to obtain or maintain orphan drug designations for certain of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s, or the EMA’s, Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior, if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy, time-consuming and unpredictable, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We have not previously submitted an NDA to the FDA, or similar approval filings to comparable foreign authorities. NDAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for NDAs for each desired indication. Our current beliefs regarding the registration pathway for VTX958 and VTX002, respectively, are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Further, enrollment in our trials may need to be further adjusted based on future feedback from the FDA or other regulatory agency input, which could result in significant delays to our currently anticipated timeline for development and approval of our product candidates or prevent their approval entirely.

We may also experience delays, including delays arising from the need to increase enrollment, in completing planned clinical trials for a variety of reasons, including delays related to:

▪
the availability of financial resources to commence and complete the planned clinical trials;
▪
reaching agreement on acceptable contract terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
▪
obtaining approval at each clinical trial site by an IRB or central IRB;

▪
recruiting suitable patients to participate in a clinical trial;
▪
having patients complete a clinical trial or return for post-treatment follow-up;
▪
clinical trial sites deviating from trial protocol or dropping out of a clinical trial;
▪
adding new clinical trial sites;
▪
manufacturing sufficient quantities of qualified materials under cGMP and applying them on a subject by subject basis for use in clinical trials; or
▪
timely implementing or validating changes to our manufacturing or quality control processes and methods needed to address FDA feedback.

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, by the FDA or other regulatory authorities, or recommended for suspension or termination by DSMBs due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

The clinical and commercial utility of our product candidates are uncertain and may never be realized.

Our product candidates are in the early stages of development. We currently have one ongoing clinical trial to evaluate VTX958. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of VTX958 or other product candidates that meets our minimum specifications. In addition, VTX958 and VTX002 have only been tested in a small number of patients. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of VTX958 and VTX002 as we expand into larger clinical trials.

We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety or efficacy sufficient to enable the FDA to approve our product candidates for any indication. This may be because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the FDA disagrees with how we interpret the data from these clinical trials or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. We will also need to demonstrate that our product candidates are safe. We do not have data on possible harmful long-term effects of our product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our product candidates is uncertain and is subject to significant risk.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

In order to market and sell our products outside the United States, we or our third-party collaborators may be required to obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval policies and requirements may vary among jurisdictions. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. We or our collaborators may not be able to file for regulatory approval of our product candidates in international jurisdictions or obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the U.S. and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

▪
differing regulatory requirements in foreign countries;
▪
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
▪
economic weakness, including inflation, or political instability in particular foreign economies and markets;
▪
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
▪
foreign taxes, including withholding of payroll taxes;
▪
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
▪
difficulties staffing and managing foreign operations;
▪
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
▪
differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;
▪
potential liability under the U.S. Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
▪
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
▪
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
▪
the impact of public health epidemics on the global economy, such as the coronavirus pandemic currently having an impact throughout the world; and
▪
business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.

We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

We have never commercialized a product candidate, and we currently have no sales force, marketing or distribution capabilities. To achieve commercial success for the product candidates, which we may license to others, we will rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party.

Factors that may affect our ability to commercialize our product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our approved product candidates, ensuring regulatory compliance of our company, employees and third parties under applicable healthcare laws and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our product candidates upon approval. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may not generate revenues from them or be able to reach or sustain profitability.

We are, and if we receive regulatory approval of our product candidates, will continue to be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of such product candidates. The FDA may also require a REMS to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require post-approval Phase 4 studies. Moreover, the FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

In addition, we, our contractors, and our collaborators are and will remain responsible for FDA compliance, including requirements related to product design, testing, clinical and pre-clinical trials approval, manufacturing processes and quality, labeling, packaging, distribution, adverse event and deviation reporting, storage, advertising, marketing, promotion, sale, import, export, submissions of safety and other post-marketing information and reports, such as deviation reports, registration, product listing, annual user fees and recordkeeping for our product candidates. We and any of our collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes. The cost of compliance with post-approval regulations may have a negative effect on our results of operations and financial condition.

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, that the product candidate is less effective than previously thought, problems with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

▪
restrictions on the marketing, distribution, or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
▪
imposition of a REMS, which may include distribution or use restrictions;
▪
requirements to conduct additional post-market clinical trials to assess the safety of the product;
▪
restrictions on the labeling of our product candidates, including required additional warnings, such as black box warnings, contraindications, precautions and restrictions on the approved indication or use;
▪
modifications to promotional pieces;
▪
changes to product labeling or the way the product is administered;
▪
liability for harm caused to patients or subjects;
▪
fines, restitution, disgorgement, warning letters, untitled letters or holds on or termination of clinical trials;
▪
refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
▪
product seizure or detention or refusal to permit the import or export of our product candidates;
▪
injunctions or the imposition of civil or criminal penalties, including imprisonment;
▪
FDA debarment, debarment from government contracts, and refusal of future orders under existing contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements;
▪
regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product candidate;
▪
reputational harm; or
▪
the product becoming less competitive.

Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, be subject to other regulatory enforcement action, and we may not achieve or sustain profitability.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our product candidates outside of the United States must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our product candidates or changes in applicable export or import laws and regulations may create delays in the introduction, provision or sale of our product candidates in international markets, prevent customers from using our product candidates or, in some cases, prevent the export or import of our product candidates to certain countries, governments or persons altogether. Any limitation on our ability to export, provide or sell our product candidates could adversely affect our business, financial condition and results of operations.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We have used contract research organizations abroad for clinical trials. In addition, we may engage third-party intermediaries to sell our product candidates abroad once we enter a commercialization phase for our product candidates and/or to obtain necessary permits, licenses, and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

We have adopted an anti-corruption policy which mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, there can be no assurance that our employees and third-party intermediaries will comply with this policy or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other investigations or other enforcement actions. If such actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor, which can result in added costs and administrative burdens.

If we fail to comply with environmental, health, and safety laws and regulations, including regulations governing the handling, storage or disposal of hazardous materials, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous materials, including chemicals and biological materials. Our operations also may produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In response to the COVID-19 pandemic, the FDA recently announced that it will continue to postpone domestic and foreign routine surveillance inspections due to COVID-19. While the FDA indicated that it would consider alternative methods for inspections and could exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could potentially impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If we fail to comply with applicable federal and state healthcare laws, including FDA, healthcare fraud and abuse, pharmaceutical marketing and advertising, and information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.

As a biopharmaceutical company, we, as well as any of our contractors who conduct business for or on our behalf, are subject to many federal and state healthcare laws, including the federal Anti-Kickback Statute, or AKS, the federal civil and criminal False Claims Act, or FCA, the Civil Monetary Penalties Statute, the Medicaid Drug Rebate statute and other price reporting requirements, the federal Physician Payment Sunshine Act, the Veterans Health Care Act of 1992, HIPAA (as amended by the Health Information Technology for Economics and Clinical Health Act), the U.S. Foreign Corrupt Practices Act of 1977, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2020, or collectively, the ACA, and similar state laws. Even though we do not make referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we do not comply with all applicable fraud and abuse laws, we may be subject to healthcare fraud and abuse enforcement by both the federal government and the states in which we conduct our business.

Laws and regulations require calculation and reporting of complex pricing information for prescription drugs, and compliance will require us to invest in significant resources and develop a price reporting infrastructure, or depend on third parties to compute and report our drug pricing. Pricing reported to the Centers for Medicare & Medicaid Services, or CMS, must be certified. Non-compliant activities expose us to FCA risk if they result in overcharging agencies, underpaying rebates to agencies, or causing agencies to overpay providers.

If we or our operations are found to be in violation of any federal or state healthcare law, or any other governmental regulations that apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, debarment from government contracts, refusal of orders under existing contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including, but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

In particular, if we are found to have impermissibly promoted any of our product candidates, we may become subject to significant liability and government fines. We, and any of our collaborators, must comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product candidate is approved. If we are not able to obtain FDA approval for desired uses or indications for our product candidates, we may not market or promote our product candidates for those indications and uses, referred to as off-label uses, and our business may be adversely affected. We further must be able to sufficiently substantiate any claims that we make for our product candidates, including claims comparing our products candidates to other companies’ products and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, we are prohibited from marketing and promoting our product candidates for indications and uses that are not specifically approved by the FDA. These off-label uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning off-label use.

The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed. Thus, we and any of our collaborators will not be able to promote any product candidates we develop for indications or uses for which they are not approved. In the United States, engaging in the impermissible promotion of our product candidates, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws, which can lead to significant civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute our product candidates and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and debarment from government contracts and refusal of future orders under existing contracts. These false claims statutes include the FCA, which allows any individual to bring a lawsuit against a biopharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. These FCA lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements in the hundreds of millions or billions of dollars, pertaining to certain sales practices and promoting off-label uses. In addition, FCA lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we or our future collaborators do not lawfully promote our approved product candidates, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations and prospects.

Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

In both domestic and foreign markets, sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Obtaining coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance.

Government authorities and third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

▪
a covered benefit under its health plan;
▪
safe, effective and medically necessary;
▪
appropriate for the specific patient;
▪
cost-effective; and
▪
neither experimental nor investigational.

Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our product candidates. Even if we obtain coverage for a given product candidate, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Moreover, the factors noted above have continued to be the focus of policy and regulatory debate that has, thus far, shown the potential for movement towards permanent policy changes; this trend is likely to continue, and may result in more or less favorable impacts on pricing. Patients are unlikely to use our product candidates, unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our product candidates.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Prices paid for a drug also vary depending on the class of trade. Prices charged to government customers are subject to price controls, including ceilings, and private institutions obtain discounts through group purchasing organizations. Net prices for drugs may be further reduced by mandatory discounts or rebates required by government healthcare programs and demanded by private payors. It is also not uncommon for market conditions to warrant multiple discounts to different customers on the same unit, such as purchase discounts to institutional care providers and rebates to the health plans that pay them, which reduces the net realization on the original sale.

In addition, federal programs impose penalties on manufacturers of drugs marketed under an NDA, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. Regulatory authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. These payors may not view our product candidates, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our product candidates, if any, to be marketed on a competitive basis. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for our product candidates, which could result in lower than anticipated product revenues. If the realized prices for our product candidates, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer. Moreover, the recent and ongoing series of congressional hearings relating to drug pricing has presented heightened attention to the biopharmaceutical industry, creating the potential for political and public pressure, while the potential for resulting legislative or policy changes presents uncertainty.

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our product candidates to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies, which are less expensive when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may decline prescriptions and seek alternative therapies. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals and other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We, and our collaborators, cannot be sure that coverage will be available for any product candidate that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our results of operations, our ability to raise capital needed to commercialize products, and our overall financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

▪
the demand for our product candidates, if we obtain regulatory approval;
▪
our ability to set a price that we believe is fair for our product candidates;
▪
our ability to generate revenue and achieve or maintain profitability;
▪
the level of taxes that we are required to pay; and
▪
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

We are subject to new legislation, regulatory proposals and healthcare payor initiatives that may increase our costs of compliance, and adversely affect our ability to market our products, obtain collaborators and raise capital.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability, or the ability of our collaborators, to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved product candidates.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare measures initiated by the Biden administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or change in regulatory requirements could be time-intensive and expensive, resulting in a material adverse effect on our business.

Additional federal and state healthcare reform measures may be adopted in the future that may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our biopharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug.

For example, under the American Rescue Plan of 2021, effective January 1, 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Legislative and regulatory proposals may also be made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry, including heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The ACA and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. There can be no assurance that our product candidates will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

If our employees, independent contractors, consultants, commercial partners or vendors engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, we, directly or indirectly, could be exposed to significant losses and liability, including, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct or other improper activities by our employees or third parties that we engage for our business operations, including independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our, or our employees’, consultants’, collaborators’, contractors’, or vendors’ business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, compliance agreements, withdrawal of product approvals, and curtailment of our operations, among other things, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Risks Related to Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, we may not be able to compete effectively or operate profitably.

We rely upon a combination of patents, know-how and confidentiality agreements to protect the intellectual property related to our product candidates and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market.

Our success is dependent in large part on our obtaining, maintaining, protecting and enforcing patents and other proprietary rights in the United States and other countries with respect to our product candidates and on our ability to avoid infringing the intellectual property and other proprietary rights of others. Furthermore, patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well-established fields. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date.

We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and novel discoveries that are important to our business. Our pending and future patent applications may not result in patents being issued or issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive products.

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic impacting our operations. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. For example, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, inventorship, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending patent applications may be challenged in patent offices in the United States and abroad. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or our issued patents may be subject to post-grant review (PGR) proceedings, oppositions, derivations, reexaminations, or inter partes review (IPR) proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our product candidates. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such candidates are commercialized. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We may also rely on trade secret protection as temporary protection for concepts that may be included in a future patent filing. However, trade secret protection will not protect us from innovations that a competitor develops independently of our proprietary know how. If a competitor independently develops a technology that we protect as a trade secret and files a patent application on that technology, then we may not be able to patent that technology in the future, may require a license from the competitor to use our own know-how, and if the license is not available on commercially-viable terms, then we may not be able to launch our product candidate. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, and this scenario could materially adversely affect our business, financial condition and results of operations.

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. We have pending U.S. and foreign patent applications in our portfolio; however, we cannot predict:

▪
if and when patents may issue based on our patent applications;
▪
the scope of protection of any patent issuing based on our patent applications;
▪
whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
▪
whether or not third parties will find ways to invalidate or circumvent our patent rights;

▪
whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
▪
whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
▪
whether the patent applications that we own will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries; and/or
▪
whether, as the COVID-19 pandemic continues to spread around the globe, we may experience patent office interruption or delays to our ability to timely secure patent coverage to our product candidates.

We cannot be certain that the claims in our pending patent applications directed to our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries. There can be no assurance that any such patent applications will issue as granted patents. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

We may not be able to protect our intellectual property rights throughout the world.

Patents are of national or regional effect, and although we currently have an issued patent and pending applications in the United States, filing, prosecuting and defending patents on all of our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights.

Various countries outside the United States have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. As a result, a patent owner may have limited remedies in certain circumstances, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our product candidates. While we will endeavor to try to protect our product candidates with intellectual property rights, such as patents, as appropriate, the process of obtaining patents is time consuming, expensive and unpredictable.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

▪
others may be able to make product candidates that are similar to ours, but that are not covered by the claims of the patents that we own;
▪
we or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own;
▪
we or future collaborators might not have been the first to file patent applications covering certain of our inventions;
▪
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
▪
it is possible that noncompliance with the USPTO and foreign governmental patent agencies requirement for a number of procedural, documentary, fee payment and other provisions during the patent process can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
▪
it is possible that our pending patent applications will not lead to issued patents;
▪
issued patents that we own may be revoked, modified or held invalid or unenforceable, as a result of legal challenges by our competitors;
▪
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
▪
we may not develop additional proprietary technologies that are patentable;
▪
we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own will result in issued patents with claims directed to our product candidates or uses thereof in the United States or in other foreign countries;
▪
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;
▪
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates;
▪
the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
▪
if enforced, a court may not hold that our patents are valid, enforceable and infringed;
▪
we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
▪
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property;
▪
we may fail to adequately protect and police our trademarks and trade secrets; and
▪
the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

If any of these or similar events occur, then they could significantly harm our business, results of operations and prospects.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe existing or future third-party patents. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our product candidates.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

We may be involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors or other third parties may infringe our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third-party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. We cannot be certain that our product candidates will not infringe existing or future patents owned by third parties. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may decide in the future to seek a license to those third-party intellectual property patents, but we might not be able to do so on reasonable terms. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates, could be found to be infringed by our product candidates. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

We may choose to challenge the enforceability or validity of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates.

If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, and could divert the time and attention of our technical personnel and management, cause development delays, and/or require us to develop non-infringing technology, which may not be possible on a cost-effective basis, any of which could materially harm our business. In the event of a successful claim of infringement against us, we may have to pay substantial monetary damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing drug or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent. The USPTO and various foreign governmental patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products, which would have a material adverse impact on our business, financial condition, results of operations and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first-to-file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either file any patent application related to our product candidates or other technologies or invent any of the inventions claimed in our patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned patent applications and the enforcement or defense of our owned issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. While we do not believe that any of the patents owned by us will be found invalid based on the foregoing, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

As is common in the pharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other pharmaceutical companies, including our competitors or potential competitors. We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

We may not be able to license or acquire new or necessary intellectual property rights or technology from third parties.

Other parties, including our competitors, may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these patents, we may find it necessary or prudent to obtain licenses to such patents from such parties. The licensing or acquisition of intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. No assurance can be given that we will be successful in licensing any additional rights or technologies from third parties. Our inability to license the rights and technologies that we have identified, or that we may in the future identify, could have a material adverse impact on our ability to complete the development of our product candidates or to develop additional product candidates. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Failure to obtain any necessary rights or licenses may detrimentally affect our planned development of our current or future product candidates and could increase the cost, and extend the timelines associated with our development, of such other product candidates, and we may have to abandon development of the relevant program or product candidate. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a United States patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension (PTE) based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Our inventors may have performed work for other portfolio companies as part of their employment with Kalika Biosciences, Inc., or Kalika. While Kalika previously had a services agreement in place with each of its portfolio companies, which included the segregation of services and ownership of intellectual property for each portfolio company, including the ability of inventors to assign inventions, work product and intellectual property directly to us, disputes about ownership between us and Kalika and/or other portfolio companies of Kalika may arise in the future, which may have a material adverse effect on our business.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our reliance on third parties can also present intellectual property-related risks. For example, collaborators may not properly obtain, maintain, enforce or defend intellectual property or proprietary rights relating to our product candidates or may use our proprietary information in such a way as to expose us to potential litigation or other intellectual property-related proceedings, including proceedings challenging the scope, ownership, validity and enforceability of our intellectual property. Collaborators may also own or co-own intellectual property covering our product candidates that results from our collaboration with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property or such product candidates. Collaborators may also gain access to our trade secrets or formulations and impact our ability to commercialize our product candidates. We may also need the cooperation of our collaborators to enforce or defend any intellectual property we contribute to or that arises out of our collaborations, which may not be provided to us.

We may rely on trade secrets and proprietary know-how which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our product candidates, including processes for their preparation and manufacture, may involve proprietary know-how, information or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with whom we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s potential trade secrets, proprietary know-how and information. We further seek to protect our potential trade secrets, proprietary know-how and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors and outside scientific collaborators, these agreements typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Moreover, any name we have proposed to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Risks Related to Our Common Stock

Our existing directors, executive officers and holders of 5% or more of our capital stock and their respective affiliates hold a substantial amount of our common stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

An active, liquid and orderly trading market may not be developed or sustained for our common stock, and, as a result, it may be difficult for you to sell your shares of our common stock.

Prior to our initial public offering, there was no public trading market for our common stock. The trading market for our common stock on the Nasdaq Global Select Market has been limited and an active trading market for our common stock may never develop or be sustained. If a market for our common stock does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall.

Our stock price may be volatile, and you could lose all or part of your investment

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

▪
volatility and instability in the financial markets, capital markets due to the COVID-19 pandemic;
▪
announcements of the results of clinical trials by us, our collaborators or our competitors, or negative developments with respect to similar products, including those being developed by our collaborators or our competitors;
▪
developments with respect to patents or proprietary rights;
▪
announcements of technological innovations by us or our competitors;
▪
announcements of new products or new contracts by us or our competitors;
▪
actual or anticipated variations in our operating results due to the level of development expenses and other factors;
▪
changes in financial estimates by equities research analysts and whether our earnings meet or exceed such estimates;
▪
announcement or expectation of additional financing efforts;
▪
sales of our common stock by us, our insiders, or other stockholders;
▪
expiration of market standoff or lock-up agreements described under “Underwriting”;
▪
conditions and trends in the pharmaceutical, biotechnology and other industries;
▪
receipt, or lack of receipt, of funding in support of conducting our business;
▪
regulatory developments within, and outside of, the United States, including changes in the structure of health care payment systems;
▪
litigation or arbitration;
▪
the COVID-19 pandemic, natural disasters, or major catastrophic events;
▪
general economic, political and market conditions and other factors; and
▪
the occurrence of any of the risks described in this “Risk Factors” section.

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

Subject to various spending levels approved by our board of directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including from our initial public offering, and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises, including from our initial public offering, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

You may experience future dilution as a result of future equity offerings or other equity issuances.

We will have to raise additional capital in the future. To raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be lower than the price you paid per share. In addition, investors purchasing shares or other securities in the future could have rights superior to those of other investors. Any such issuance could result in substantial dilution to investors.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock.

As of September 30, 2021, we had 50,421,946 outstanding shares of common stock on an as converted basis. All of these shares will be available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company, beginning in April 2022 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering. However, our underwriters may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of 11,100,561 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitation applicable to affiliates and the lock-up agreements described above.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

Our board of directors will be authorized to issue and designate shares of our convertible preferred stock in additional series without stockholder approval.

Our amended and restated certificate of incorporation will authorize our board of directors, without the approval of our stockholders, to issue shares of our convertible preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of convertible preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of convertible preferred stock may be senior to or on parity with our common stock, which may reduce its value.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, any future credit facility may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

▪
permit our board of directors to issue shares of convertible preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in our control;
▪
provide that the authorized number of directors may be changed only by resolution of the board of directors, subject to the rights of any holders of convertible preferred stock;
▪
provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
▪
provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also meet specific requirements as to the form and content of a stockholder’s notice;
▪
do not provide for cumulative voting rights (therefore allowing the holders of a plurality of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);
▪
provide that special meetings of our stockholders may be called only by the board of directors, the chairman of the board of directors, our chief executive officer or president (in the absence of a chief executive officer); and
▪
provide that stockholders will be permitted to amend certain provisions of our bylaws only upon receiving at least two-thirds of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

▪
any derivative action or proceeding brought on our behalf;
▪
any action asserting a claim of breach of fiduciary duty;
▪
any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation or our bylaws; and
▪
any action asserting a claim against us that is governed by the internal-affairs doctrine.

Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court has ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These exclusive forum provisions may (i) increase the costs for an investor and/or (ii) limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, and results of operations.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

▪
We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
▪
We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
▪
We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
▪
We are not obligated pursuant to our bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
▪
The rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
▪
We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

To the extent that a claim for indemnification is brought by any of our directors or officers, it would reduce the amount of funds available for use in our business.

General Risk Factors

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an “emerging growth company” until December 31, 2026, although, if we have more than $1.07 billion in annual revenue, the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31st. For as long as we remain an “emerging growth company,” we are permitted and intend to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

▪
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
▪
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

▪
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
▪
reduced disclosure obligations regarding executive compensation; and
▪
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will take advantage of reduced reporting requirements in our public filings. In particular, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we are also a “smaller reporting company” because the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our initial public offering was less than $700 million as of June 30, 2020 and our annual revenue was less than $100 million during the fiscal year ended December 31, 2020. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30th in the most recently completed fiscal year, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30th in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or more volatile.

If equities or industry analysts do not publish research or reports about our company, or if they issue adverse or misleading opinions regarding us or our stock, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If no or few analysts commence coverage of us or if such coverage is not maintained, the market price for our stock may be adversely affected. Our stock price also may decline if any analyst who covers us issues an adverse or erroneous opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet analysts’ expectations. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline and possibly adversely affect our ability to engage in future financings.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and if investors lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline significantly.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until our second annual report on Form 10-K. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

We do not currently have any internal audit function. To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.

If a restatement of our financial statements were to occur, our stockholders’ confidence in our financial reporting in the future may be affected, which could in turn have a material adverse effect on our business and stock price.

If any material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate any future material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected, and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Unfavorable global economic conditions could adversely affect our business, financial condition, results of operations, or prospects.

Our business, financial condition, results of operations or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, or additional global financial crises, including those related to the COVID-19 pandemic, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business,

Our operations are vulnerable to business disruptions, including events beyond our control, which could seriously harm operations and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in San Diego County, California, near major earthquake faults and fire zones, and the ultimate impact on us for being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

We will incur significant costs as a result of being a public company, which may adversely affect our business, financial condition, results of operations, prospects, and the price of our common stock.

We will incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Exchange Act of 1934, as amended (the Exchange Act), as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal, insurance, financial compliance and other costs and make some activities more time consuming. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Nasdaq requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and Nasdaq requirements, significant resources and management oversight will be required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these laws and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition, results of operations, and prospects.

We may be subject to securities litigation, which is expensive and could divert management attention.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention and resources from our business, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

From July 1, 2021 through October 21, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-260416), we granted to our employees stock options to purchase an aggregate of 2,650,880 shares of our common stock under the 2019 Equity Incentive Plan at a weighted-average exercise price of $7.16 per share.

(b) Use of Proceeds from Public Offering of Common Stock

On October 25, 2021, we completed an initial public offering of our common stock in which we issued an aggregate of 10,893,554 shares of our common stock inclusive of 1,420,898 shares pursuant to the underwriters' over-allotment option) at a price of $16.00 per share. The Company received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions of $12.2 million and other offering expenses of $3.3 million. None of the expenses associated with the offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Jefferies, Evercore ISI and Piper Sandler acted as joint book-running managers for the offering. Shares of our common stock began trading on the Nasdaq Global Select Market on October 21, 2021. The offer and sale of the shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-259891), which was declared effective on October 20, 2021. There has been no material change in the planned use of proceeds from our initial public offering as described in the registration statement on Form S-1.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder.
10.2*+	2021 Equity Incentive Plan, as amended, and forms of agreement thereunder.
10.3+

Confirmatory Offer Letter, dated as of October 7, 2021, by and between Raju Mohan, Ph.D. and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-259891).

10.4+

Confirmatory Offer Letter, dated as of October 7, 2021, by and between Christopher Krueger, J.D., M.B.A. and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, File No. 333-259891).

10.5+

Confirmatory Offer Letter, dated as of October 7, 2021, by and between John Nuss, Ph.D. and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 333-259891).

10.6+

Confirmatory Offer Letter, dated as of October 7, 2021, by and between Martin Auster, M.D. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 333-259891).

10.7+

Confirmatory Offer Letter, dated as of October 7, 2021, by and between Jörn Drappa, M.D., Ph.D. and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File No. 333-259891).

10.8

Standard Multi-Tenant Office Lease, dated as of September 15, 2021, by and among Charlotta Partners, Inc., 9310 Towne Centre Drive Harrison-1, LLC and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 333-259891).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

+ Indicated management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 17, 2021	By:	/s/ Raju Mohan
Raju Mohan, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 17, 2021	By:	/s/ Martin Auster
Martin Auster, M.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)