Form 10-K
period 2021-12-31
Ventyx Biosciences, Inc.
filed 2022-03-24
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40928

Ventyx Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2996852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
662 Encinitas Blvd., Suite 250 Encinitas, California	92024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 593-4832

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VTYX	The Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The Nasdaq Global Select Market on October 21, 2021. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on March 18, 2022, as reported by The Nasdaq Stock Global Select Market on such date, was approximately $284.8 million. The registrant has provided this information as of March 18, 2022 because its common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter. Shares of the registrant's common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 18, 2022, the registrant had 50,729,820 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts included in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
our expectations regarding our project candidates and their related benefits;

•
our beliefs regarding the perceived benefits and limitations of competing products, and the future of competing products and our industry;
•
details regarding our strategic vision and product candidate pipeline;
•
our beliefs regarding the success, cost and timing of our development activities and current and future clinical trials, including study design;
•
the anticipated timing of releasing data for any current or future clinical trials;
•
the anticipated timing of commencement, enrollment, and completion of any current or future clinical trials for our product candidates;
•
the timing or likelihood of regulatory filings or other actions and related regulatory authority responses;
•
any impact of the COVID-19 pandemic, or responses to the COVID-19 pandemic, on our business, clinical trials or personnel;
•
any impact of the ongoing military conflict in Ukraine and the imposition of sanctions against Russia and Belarus;
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
•
the rate and degree of market acceptance of any approved products, if any;
•
our ability to attract and retain key personnel;
•
the accuracy of our estimates regarding our future revenue, operating expenses, capital requirements and needs for additional financing;

•
our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•
our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and not infringe, misappropriate, or otherwise violate the intellectual property of others;
•
regulatory developments in the United Statements and foreign countries; and
•
our expectations regarding the period during which we qualify as an “emerging growth company” under the JOBS Act, and a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

You should refer to Part I, Item 1A (Risk Factors) of this Annual Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We believe our ability to selectively modulate key immune targets to create differentiated medicines will allow us to potentially disrupt large, well-established commercial markets and position us to become a leader in the immunology market.

Our lead product candidate is VTX958, an oral, selective allosteric tyrosine kinase type 2 (TYK2) inhibitor. VTX958 is designed to selectively inhibit TYK2 without detectable inhibition of other Janus kinase (JAK) isoforms, which has the potential to avoid toxicities associated with broader JAK inhibition and, thus, other JAK inhibitors. We believe VTX958 has the potential to address a broad range of immune-mediated diseases, such as psoriasis, Crohn’s disease, psoriatic arthritis and lupus, each of which we believe represents a substantial market opportunity. We previously completed dosing in a single-ascending dose (SAD) Phase 1 trial of VTX958 in healthy volunteers, and initiated dosing in a Phase 1 multiple-ascending dose (MAD) trial in healthy volunteers during the fourth quarter of 2021. We plan to develop VTX958 initially for psoriasis, psoriatic arthritis and Crohn’s disease, among other potential indications.

In addition, we are developing VTX002, an oral, selective sphingosine 1 phosphate receptor 1 (S1P1R) modulator for the treatment of ulcerative colitis (UC). S1P1R is a clinically validated target and in our Phase 1 trial VTX002 was well tolerated at all doses tested and showed a dose-dependent and steady-state reduction in absolute lymphocyte count (ALC) of up to 65%. Based on these data, we initiated a Phase 2 randomized, placebo-controlled trial in the fourth quarter of 2021 to pursue the commercial opportunity in UC, which represented approximately $7 billion in worldwide sales in 2020.

We also are developing a comprehensive portfolio of differentiated NOD-like receptor protein 3 (NLRP3) inhibitors to address multiple indications driven by NLRP3 inflammasome activation (Figure 1). Our oral, selective and peripherally restricted (does not cross the blood-brain barrier) NLRP3 inhibitor, VTX2735, has been designed to treat systemic inflammatory diseases, such as cardiovascular, hepatic, renal and rheumatologic diseases. We initiated dosing of VTX2735 in a Phase 1 trial in healthy volunteers during the fourth quarter of 2021. In addition to VTX2735, we nominated VTX3232, our lead CNS-penetrant NLRP3 inhibitor, as a clinical development candidate in the fourth quarter of 2021 and plan to submit an IND for this program in the fourth quarter of 2022 following completion of preclinical IND-enabling studies. We believe that CNS-penetrant NLRP3 inhibitors have potential therapeutic utility for the treatment of Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis and MS, based on preclinical and clinical evidence underscoring the pathogenic role of NLRP3 in these neurodegenerative diseases. We believe each of these inflammatory diseases represents a substantial commercial opportunity.

Figure 1: Pipeline of current clinical and preclinical programs

VTX958 (TYK2 Inhibitor)

VTX958 is an oral, selective allosteric inhibitor of TYK2, an intracellular signaling kinase in the JAK family. The JAK signal transduction and activator of transcription (STAT) signaling pathway is implicated in the pathogenesis of numerous inflammatory and autoimmune diseases. By inhibiting TYK2-mediated signal transduction, VTX958 has the potential to suppress chronic inflammation while avoiding inhibition of other related members of the JAK family, such as JAK1, JAK2 and JAK3, thereby reducing the associated risk of infections and other side effects. This high level of selectivity, which is based on results observed in preclinical studies, underpins a safety profile observed in preclinical studies that is differentiated from first-generation JAK inhibitors. VTX958 was well tolerated in preclinical safety assessments in multiple species, offering the possibility of exploring higher doses in human proof-of-concept (POC) studies. We believe that this could extend the clinical viability of VTX958 beyond psoriasis to psoriatic arthritis, Crohn’s disease, lupus and other potential indications in which higher doses may be required to achieve efficacy. We previously completed a Phase 1 SAD trial for VTX958 in healthy volunteers and initiated a Phase 1 MAD trial in healthy volunteers in the fourth quarter of 2021. We expect to complete Phase 1 MAD dosing in the first half of 2022 and provide a top-line clinical program update early in the third quarter of 2022.

VTX002 (S1P1R Modulator)

VTX002 is an oral, selective peripherally restricted S1P1R modulator designed to have high selectivity for the S1P1 receptor. In a Phase 1 trial in healthy volunteers, VTX002 was well tolerated at all doses tested with no serious adverse events. In addition, VTX002 showed a dose-dependent and steady-state reduction in ALC of up to 65%. Reduction in circulating ALCs is recognized as a validated biomarker for efficacy in S1P1-mediated diseases, and S1P1 signaling has been identified as a key regulator of lymphocyte migration from lymph nodes into circulation. The blockade of this axis is emerging as a validated therapeutic approach in controlling aberrant leukocyte migration into the mucosa in inflammatory bowel disease (“IBD"), suggesting clinical potential in UC patients.

Based on these Phase 1 healthy volunteer data, we initiated a Phase 2 randomized, placebo-controlled trial in the fourth quarter of 2021 and believe that this trial may serve as the first of two pivotal trials required for registration along with an additional Phase 3 trial. We may also conduct additional clinical trials for VTX002 in other relevant immunology indications.

VTX2735 and VTX3232 (NLRP3 Inhibitor Portfolio)

Inflammasomes are multi-protein complexes that sense molecular hallmarks of infection or cellular injury and initiate an appropriate immune response. We plan to harness the therapeutic potential of innate immune modulation with an initial focus on the NLRP3 inflammasome, one of the most widely studied members of the inflammasome family.

NLRP3 releases interleukin (IL)-1β when activated. Aberrant NLRP3 activation is involved in a range of both acute and chronic inflammatory conditions. Although several biologics targeting the downstream cytokine IL-1β have been approved for treatment of autoimmune diseases (such as Cryopyrin-Associated Periodic Syndromes (CAPS), Familial Mediterranean Fever, Still’s disease and juvenile idiopathic arthritis), we believe direct targeting of NLRP3 with an oral agent may have efficacy and safety advantages over these currently approved biologics.

VTX2735, our lead peripheral NLRP3 inhibitor candidate, has demonstrated NLRP3 inhibition in cellular assays, in vivo pharmacodynamic activity in an animal model and high oral bioavailability in multiple non-clinical species. Preclinical safety and toxicology studies suggest that VTX2735 may have a therapeutic window that could allow us to attain maximal target engagement in future human trials. We initiated dosing of VTX2735 in a Phase 1 study in healthy volunteers during the fourth quarter of 2021.

In addition to VTX2735, we are developing VTX3232, our lead CNS-penetrant NLRP3 inhibitor. We nominated VTX3232 as a clinical development candidate in the fourth quarter of 2021 and expect to submit an IND for this program in the fourth quarter of 2022 following completion of IND-enabling preclinical studies.

Our Competitive Strengths

We believe our drug discovery and development expertise has enabled us to identify and advance multiple small molecule product candidates from preclinical studies into clinical trials. Our extensive knowledge of the pathophysiology and biology of immunologic conditions informs our decision-making to advance the scientific and clinical path to demonstrate pharmacological activity and proof-of-concept, with the goal of achieving an efficient timeframe and cost-effective budget. The infrastructure within our discovery and development capabilities includes all aspects of the drug discovery process, such as medicinal and process chemistry, computational chemistry, structural biology, and in vitro and in vivo pharmacology. Our approach to drug discovery and development allows us to work in a seamless and simultaneous manner, rather than in sequential fashion. In our TYK2 inhibitor program, for example, we initiated our Phase 1 trial in March 2021, representing a 25-month timeframe from lead identification to a first-in-human trial.

The key elements of our approach to discovery and development include:

•
An iterative lead optimization approach that utilizes rational and empirical drug design, allowing for advancement of our lead compounds and delivering drug candidates with high pre-clinical potency and selectivity for our immunology targets; and

•
Relevant screening methods that utilize human cellular assays and human whole blood for our lead optimization assays, including a biomarker-driven approach. We believe that this approach offers the best and most relevant predictor of potency, efficacy and therapeutic window for our compounds in human clinical trials.

We have a diversified pipeline of product candidates, all of which we believe target large, well-established commercial markets. We intend to leverage our drug discovery and development approach and expertise to advance this pipeline, and to apply our knowledge of the immunology market to augment our pipeline through strategic partnerships.

Our Strategy

Our goal is to become a leader in developing differentiated product candidates for the immunology market and, ultimately, to address large, well-established commercial markets.

The three key elements to achieve this strategy include:

Focusing on the identification and development of differentiated product candidates against high value, validated immunology targets that address efficacy and safety limitations of currently approved drugs and those in development. Specifically, we intend to:

•
Maximize the value of VTX958, our selective TYK2 inhibitor, by developing it across multiple inflammatory and autoimmune indications. Our oral TYK2 inhibitor, VTX958, is designed to have high selectivity for TYK2 without detectable inhibition of other JAK isoforms, potentially allowing VTX958 to avoid toxicities associated with these targets. We believe VTX958 has the potential to address a broad range of immune diseases, including psoriasis, Crohn’s disease, psoriatic arthritis and lupus, each of which represents a substantial commercial market. We have completed a Phase 1 SAD trial for VTX958 in healthy volunteers, and we initiated dosing in a Phase 1 MAD trial in healthy volunteers during the fourth quarter of 2021. Following completion of the Phase 1 MAD trial, we plan to initiate Phase 2 POC trials in psoriasis, psoriatic arthritis, Crohn’s disease and potentially other relevant immune-mediated indications beginning in the second half of 2022.

•
Advance VTX002, our selective S1P1R modulator through clinical development in UC. VTX002 is an oral, selective peripherally restricted S1P1R modulator designed to have high selectivity for S1P1R. We initiated a Phase 2, randomized, placebo-controlled trial in UC in the fourth quarter of 2021. We believe this trial may serve as the first pivotal trial required for registration. We are also evaluating the potential for VTX002 in other immune-mediated diseases and disorders with pathophysiology that we believe may be addressed by S1P1R modulation.

•
Advance our portfolio of NLRP3 inhibitors, starting with VTX2735, through early clinical development and proof-of-concept studies. Our lead NLRP3 inhibitor, VTX2735, is an oral, selective small molecule inhibitor of NLRP3 that is peripherally restricted and designed for the treatment of systemic inflammatory diseases. We initiated a Phase 1 trial for VTX2735 in healthy volunteers during the fourth quarter of 2021. In addition to VTX2735, we nominated VTX3232, a CNS-penetrant NLRP3 inhibitor, as a clinical development candidate in the fourth quarter of 2021, which we believe has potential therapeutic utility for the treatment of neurodegenerative diseases, such as Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis and MS. We expect to submit an IND for the VTX3232 program in the fourth quarter of 2022 following completion of IND-enabling preclinical studies.

Pursuing efficient and informed development of product candidates by fully leveraging the capabilities of our internal small molecule discovery engine and development infrastructure.

All of our pipeline candidates have been discovered and developed by members of our management team, each of whom have deep industry experience, while serving both at Ventyx and at companies that were later acquired by Ventyx (e.g., Oppilan Pharma Ltd. (“Oppilan”) and Zomagen Biosciences Ltd. (“Zomagen”)), including Dr. Raju Mohan, our chief executive officer. Our goal is to continue to leverage this infrastructure and expertise as we identify new, validated and high-priority inflammatory and immune disease candidates to continue building our pipeline portfolio and advancing new candidates through preclinical and into clinical development.

Entering into strategic partnerships that may expand our programs to maximize worldwide commercial potential of our product candidates.

All of our pipeline candidates have been discovered and developed by members of our management team while serving both at Ventyx and at companies that were later acquired by Ventyx (e.g., Oppilan and Zomagen). As a result, we currently hold worldwide rights to each product candidate. We may opportunistically evaluate and enter into strategic partnerships around certain product candidates, targets, geographies, or disease areas to expand the potential of our product candidates around the world.

Our Product Candidates

VTX958 (Tyrosine Kinase Type 2 (TYK2) Inhibitor)

Summary Overview of VTX958

VTX958 is an oral, selective clinical-stage inhibitor of TYK2, an intracellular signaling kinase in the JAK family that regulates chronic inflammation in immune-mediated diseases. In preclinical studies to date, VTX958 inhibited only TYK2 and avoided inhibition of other related members of the JAK family (JAK1, JAK2, and JAK3). The inhibition of JAK1, JAK2, and JAK3 are associated with heightened risk of infections and other side effects.

VTX958 has been designed to have a selectivity profile that positions it as a potential therapeutic for multiple autoimmune diseases with large commercial markets and high unmet medical need, such as psoriasis, IBD, psoriatic arthritis and lupus.

Proof-of-concept for the TYK2 inhibitor mechanism was established by Bristol Myers Squibb’s (“BMS”) TYK2 inhibitor, deucravacitinib. In two Phase 3 trials in psoriasis patients, deucravacitinib demonstrated significantly greater efficacy than Amgen’s Otezla (apremilast, a small molecule inhibitor of PDE4) as measured by Psoriasis Area and Severity Index (PASI)-75 scores (indicating a 75% reduction in PASI).

VTX958 may be able to demonstrate a more attractive clinical profile than deucravacitinib because the selectivity profile of VTX958 may allow us to explore relatively higher clinical doses and exposures. We have completed a Phase 1 SAD trial for VTX958 and initiated a Phase 1 MAD trial in the fourth quarter of 2021.

Market Opportunity

TYK2-mediated therapies have the potential to address multiple diseases, each of which represents a substantial commercial market (Figure 2). The figure below summarizes the prevalence and market potential of each of these indications in the U.S. and globally. Following successful completion of our Phase 1 MAD trial, we expect to conduct a Phase 2 clinical proof-of-concept trial in patients with moderate-to-severe psoriasis. We also plan to conduct additional Phase 2 trials in other indications, including psoriatic arthritis and Crohn’s disease, among other potential indications, that we believe are addressable with this mechanism.

Figure 2: Potential indications for TYK2-targeted molecules

Overview of Psoriasis

Our initial indication for VTX958 is in moderate-to-severe psoriasis patients. Psoriasis is an autoimmune disease that occurs in about 2%-3% of adults in the U.S. with similar prevalence in Germany, France, Italy and Spain (EU4), and the United Kingdom. About 90% of cases are plaque psoriasis, which is characterized by “plaques”, or raised, red areas of skin covered with a silver or white layer of dead skin cells referred to as “scale”. Psoriatic plaques can appear on any area of the body, but most often appear on the scalp, knees, elbows, trunk and limbs. The plaques are often itchy and sometimes painful.

Psoriasis patients are generally characterized as mild, moderate or severe, depending on the extent of involvement based on body surface area (BSA). Moderate-to-severe psoriasis is typically defined as involvement of more than 5% of the BSA and accounts for approximately 25% to 30% of the psoriasis patient population. We believe there are approximately 1.2 million moderate-to-severe psoriasis patients being treated in the U.S. and a similar population in the EU4 and the United Kingdom. Global revenues for approved products treating moderate-to-severe psoriasis totaled approximately $20 billion in 2020, including: $4.8 billion for Stelara (ustekinumab, an anti-interleukin (IL)-12/23 antibody); $3.4 billion for Humira (adalimumab, an anti-tumor necrosis factor (TNF) antibody); and $2.9 billion for Cosentyx (secukinumab, an anti-IL-17 antibody).

Figure 3: Worldwide branded psoriasis drug sales in 2020

Treatment Paradigm in Psoriasis

Numerous topical and systemic therapies are available for the treatment of psoriasis. Treatment modalities are chosen on the basis of disease severity, relevant comorbidities, cost and convenience, efficacy and evaluation of individual patient response. Moderate-to-severe psoriasis requires phototherapy or systemic therapies, such as retinoids, methotrexate, cyclosporine, apremilast or biologic immune modifying agents. However, current treatments for moderate-to-severe psoriasis are often associated with toxicity and/or limited efficacy or loss of efficacy over time, and patients remain undertreated, representing a high unmet medical need.

Phototherapy acts through multiple mechanisms, including apoptosis of inflammatory cells and increasing production of anti-inflammatory cytokines. However, patients might be reluctant to use phototherapy due to significant insurance and co-pay costs and photosensitivity.

Treatment with non-biologic systemic therapy, such as methotrexate or apremilast, is also limited. According to Decision Resources Group, non-biologic systemic therapy represents approximately 8% of patients worldwide and 11% of patients in the U.S. The use of methotrexate has declined due to concerns about side effects and mandatory routine monitoring. Otezla’s reported 2020 annual sales totaled $2.2 billion despite limitations on its use in moderate-to-severe patients, modest symptomatic improvement and frequent adverse events.

Biologic agents used in the treatment of psoriasis include the anti-TNF agents adalimumab, etanercept, infliximab and certolizumab pegol; the anti-IL-12/IL-23 antibody ustekinumab; the anti-IL-17 antibodies secukinumab and ixekizumab; the anti-IL-17 receptor antibody brodalumab; and the anti-IL-23 antibodies guselkumab, tildrakizumab and risankizumab. Treatment with biologics remains highly restricted. In the U.S., less than 20% of moderate-to-severe psoriasis patients, equivalent to approximately 6% of all psoriasis patients, are on biologic therapy. While efficacy of injectable biologics can be quite robust, with PASI-75 scores of recent approved biologics ranging as high as 61%-91%, the uptake of biologics has remained limited due to multiple factors, including the fact that they are indicated only for use in moderate-to-severe patients, their significant cost and high patient co-pays, reimbursement and access restrictions, perceived risk of side effects, and patient reluctance and fear of injections. Moreover, there are safety concerns, which limit the adoption and utility of these biologic therapies. For example, there is a concern that all TNFα inhibitors have the potential to activate latent infections, such as tuberculosis, and increased rates of infection have been seen in patients with rheumatoid arthritis treated with etanercept, infliximab and adalimumab.

Oral TYK2 inhibitors, such as VTX958, inhibit the IL-12, IL-23 and Type I interferon pathways, which are modulated by biologic agents, such as ustekinumab, guselkumab, tildrakizumab and risankizumab. Thus far, these biologic agents are among the most effective in the treatment of moderate-to-severe psoriasis with PASI-75 scores at the upper end of reported data and PASI-90 scores approaching or exceeding 80% after 48-weeks or more of treatment. While newer biologics are typically regarded as safer than earlier-generation therapies, limitations include the need for injections, high cost of therapy, hypersensitivity reactions and long half-life in the case of an infection, providing an opportunity for safe and effective oral agents that target the same pathways.

Rationale for Targeting TYK2

Psoriasis pathogenesis is characterized by keratinocyte hyperplasia due to immunologic dysregulation predominant in T helper type 1 (Th1) and T helper type 17 (Th17) immune response signaling, which is driven by IL-12 and IL-23, respectively. Antibodies targeting IL-12 and IL-23 have been approved for the treatment of psoriasis, validating the therapeutic strategy of Th1/Th17 inhibition.

The JAK-STAT (signal transducer and activator of transcription) DNA-binding pathways are required for molecular signaling of many cytokines that are important for the differentiation and effector functions of T helper cells, including, but not limited to, IL-12 and IL-23. There are four members of the JAK family—JAK1, JAK2, JAK3 and TYK2—all of which partner in cytokine receptor signaling (Figure 4).

Figure 4: Role of JAK family protein in cytokine receptor signaling pathways

As shown in Figure 4, JAK kinases are associated with the intracellular domains of cytokine receptors and transduce receptor-mediated signals via JAK-STAT pathways. JAK1 has the broadest receptor specificity, with the ability to pair with all three other JAK family members for signal transduction. JAK2 homodimers play an essential role in cytokines essential for hematopoietic homeostasis, such as GM-CSF and EPO signaling. JAK3 mainly pairs with JAK1 for signal transduction, while TYK2 pairs with either JAK1 for IFNα/β signaling or with JAK2 for IL-12/23 signaling.

Non-specific JAK inhibitors cause undesirable side effects due to the pleiotropic function of the cytokines they regulate. For example, Pfizer’s pan-JAK inhibitor Xeljanz (tofacitinib) has been shown to be effective in the treatment of various psoriatic diseases. However, due to its safety profile, it has been approved only for use in psoriatic arthritis, not psoriasis.

Inhibition of JAK1 affects a broad spectrum of immune functions, including: (1) the anti-inflammatory cytokines IL-4 and IL-10; (2) the IFNy pathway, which is important in pathogen defense; and (3) the cytokines IL-6, IL-10 and IL-22, which have important roles in maintaining mucosal barrier function. The most common serious treatment-related adverse event associated with JAK1 inhibitors is infection.

Inhibition of JAK2, which disrupts thrombopoiesis and hemopoiesis, is a major safety concern for first-generation JAK inhibitors. Second-generation JAK inhibitors that do not target JAK2, such as AbbVie’s Rinvoq (upadacitinib) and Eli Lilly’s Olumiant (baricitinib), have improved safety profiles, but safety concerns related to potential for toxicity related to JAK1 inhibition have contributed to black box product label warnings for these therapies from regulatory agencies.

Figure 5: Protective functions of cytokine pathways mediated by JAK1 that are spared by TYK2 inhibition

As shown in Figure 5, JAK1 regulates signaling downstream of many cytokines, including IFNy, IL-4, IL-6, IL-10, IL-13 and IL-22, which have protective functions.

We believe a highly selective TYK2 inhibitor with a potentially broad therapeutic window may be a powerful means by which to specifically address IFNα, IL-12 and IL-23-driven disease. Even though TYK2 is activated upon IL-6, IL-10 and IL-22 stimulation, it is essential only for IFNα/β, IL-12 and IL-23 signaling. We believe that a selective TYK2 inhibitor will affect only IFNα, IL-12 and IL-23 stimulated pathways, minimizing the safety concerns that likely arise from inhibition of other JAK kinases.

This hypothesis is supported by multiple genome-wide association studies that have identified human loss-of-function mutations in the TYK2 gene to be a protective factor in a variety of autoimmune diseases, including psoriasis. Immune cells with these mutations are non-responsive to IFNα/β, IL-12 and IL-23 stimulation, but maintain normal responses to IL-10 and IL-6 stimulation. Importantly, individuals with loss-of-function mutations in the TYK2 gene are healthy, without increased risk of infection, indicating selective inhibition of TYK2 may present an optimal balance between reduction of autoimmunity and preservation of anti-pathogen immune function.

All JAK kinases contain a catalytic kinase domain (JH1), where critical phosphoryl transfer reactions responsible for STAT activation occur. All JAK kinases have a second, regulatory pseudokinase domain (JH2), which is autoinhibitory and functions to maintain the kinase domain in an inactive stand-by mode until an appropriate activation signal is received. The kinase domains of JAK family members are highly conserved, making the design of selective inhibitors targeting the established kinase function challenging. The regulatory JH2 domains of the JAK kinases, however, are much less conserved and have structurally distinct binding pockets, making them attractive targets for inhibitor design.

Therefore, we have chosen to exploit these structural differences to design selective allosteric TYK2 inhibitors, typified by VTX958, which bind with high specificity to the JH2 domain of TYK2 and inhibit the kinase via disruption of its essential regulatory role in the signal transduction of TYK2.

We believe TYK2 is validated as a clinical target based on Phase 3 data from two trials of BMS’s TYK2 inhibitor, deucravacitinib, in psoriasis, which were conducted head-to-head in comparison to apremilast and placebo. In the two Phase 3 trials, deucravacitinib patients dosed at 6mg QD demonstrated superior efficacy at the primary endpoint assessed following 16 weeks of treatment. Deucravacitinib patients achieved PASI-75 scores of 58.7% and 53.6%, respectively, which represented a statistically significant improvement compared to apremilast’s PASI-75 scores of 35.1% and 40.2%, respectively, and placebo PASI-75 of 12.7% and 9.4% (Table 1).

Table 1: Reported Phase 3 PASI-75 data in psoriasis for apremilast and deucravacitinib

			PASI-75*
COMPOUND	TRIAL	DOSE	Tx	PBO
Apremilast (PDE4 inhibitor)	POETYK PSO-1[1]	30mg (BID[a] Oral)	35.1	12.7
	POETYK PSO-2[1]		40.2	9.4

Deucravacitinib (TYK2 inhibitor)	POETYK PSO-1[1]	6mg (QD Oral)	58.7	12.7
	POETYK PSO-2[1]		53.6	9.4

* 16 weeks treatment; BID: twice daily, QD: once daily

1 BMS investor presentation April 23, 2021

a titrated from 10 mg QD to 30 mg BID over the first week of dosing

Competition and Limitations of Current TYK2 Inhibitors

There are a number of TYK2 inhibitors with different selectivity profiles currently being investigated in clinical trials for multiple autoimmune indications. These inhibitors can be divided roughly into two groups: (1) active kinase domain inhibitors, including clinical-stage compounds, such as Pfizer’s PF-06826647 and Galapagos’ GLPG3667, and (2) allosteric inhibitors, including deucravacitinib from BMS, NDI-034858 from Nimbus Therapeutics, Inc. and ESK-001 from Alumis, Inc. (Table 2).

Table 2: Publicly disclosed clinical-stage TYK2 inhibitor programs

	COMPANY	COMPOUND	STAGE	NOTE:
Active Domain	Pfizer Galapagos	PF-06826647 GLPG3667	Phase 2 Phase 2	Non-specific for TYK2 Non-specific for TYK2
Allosteric	BMS	Deucravacitinib	Phase 3
	Nimbus	NDI-034858	Phase 2
	Alumis	ESK-001	Phase 1

Designing selective JAK inhibitors that directly and specifically inhibit the intended kinase function is challenging due to the structural similarity between kinase domain (JH1) ATP binding pockets of JAK family members. For example, based on published data, PF-06826647, an active domain inhibitor, has less than six- fold selectivity between JAK2 and TYK2 in kinase assays. In a Phase 1b clinical trial of PF-06826647, a dose-dependent decrease in reticulocytes was observed and was postulated by the investigators to be due to inhibition of EPO-JAK2 signaling at higher doses.

Allosteric inhibitors that bind to the regulatory pseudokinase JH2 domain have better selectivity for TYK2, but high homology between the JAK1 and TYK2 JH2 domains remains a challenge in designing selective agents. For example, while deucravacitinib is a binder to the TYK2 JH2 domain, it also shows sub-nanomolar potency in a JAK1-JH2 binding assay. This interaction with the JAK1-JH2 pathway is reflected in downstream signaling in IL-10 and IL-6 stimulation assays.

Table 3: Published in vitro assay results for TYK2 inhibitors PF-06826647 and deucravacitinib

		PF-06826647[1]	DEUCRAVACITINIB[2]
Biochemical assays		IC50	Kd
	TYK2 kinase	17 nM	—
	JAK2 kinase	74 nM	—
	TYK2 JH2 binding	—	0.02 nM
	JAK1 JH2 binding	—	1 nM
Cellular cytokine stimulation assays	IC50	IC50
	IL-23 PBMC	66 nM	9 nM
	IFNγ PBMC	—	3 nM
	IL-12 WB	53 nM	—
	IL-12 PBMC	—	11 nM
	IL-23 WB	112 nM	—
TYK2 pathway cytokines	IL-23 PBMC		9 nM
	IL-6 PBMC	427 nM	6 nM
JAK1 pathway cytokines	IL-6 PBMC	—	100 nM

WB=whole blood; PBMC=peripheral blood mononuclear cells; 1 Gerstenberger et al., 2020 J. Med. Chem.; 2 Burke et al., 2019 Science Translational Medicine and Wrobleski et al., 2019 J. Med. Chem.

We believe that less selective TYK2 inhibitors may produce toxicity arising from off-target effects when used at higher doses. Moreover, dose constraints on less selective compounds may result in sub-optimal inhibition of key pathways (i.e., IL-12, IL-23) that are relevant to targeting autoimmune conditions, such as psoriasis and IBD, and, ultimately, yield lower efficacy, particularly in those indications in which increased efficacy may require elevated dose levels of a TYK2 inhibitor.

Our Solution: VTX958

VTX958 is an oral, selective allosteric inhibitor of TYK2 with a selective profile for TYK2 over other members of the JAK family. VTX958 was designed to inhibit IL-12, IL-23 and Type 1 interferon (INFα/β) by binding selectively to the pseudokinase JH2 regulatory domain of TYK2, without inhibiting the analogous domains of JAK1, JAK2, or JAK3.

We believe that TYK2 inhibitors represent a new class of oral drugs that target pathways only partially addressed by current IL-12/IL-23 biologic therapies. A selective allosteric TYK2 inhibitor may play a critical role in offering a well-balanced therapy that: (1) mitigates harmful immune responses in these diseases while preserving protective immunity against pathogens; (2) avoids risk of injection-related reactions, including hypersensitivity; (3) overcomes patient reluctance to injections, thus potentially minimizing discontinuation rates; and (4) may be better positioned to address the cost and access limitations frequently associated with biologic therapies.

Table 4a: Binding of VTX958 and deucravacitinib to JH2 domains (Ventyx data)

	VTX958	DEUCRAVACITINIB
TYK2-JH2 Binding Kd	0.058 nM	0.009 nM
JAK1-JH2 Binding Kd	240nM	0.43 nM
Selectivity (fold)	>4,000	48

We have internally conducted pseudokinase domain binding assays comparing VTX958 and deucravacitinib and have demonstrated that VTX958 has > 4,000-fold selectivity for its binding to the TYK2 JH2 domain as compared to its binding to the JAK1 JH2 domain. Deucravacitinib, by comparison, has high affinity for both TYK2 JH2 and JAK1 JH2 domains, binding with sub-nanomolar affinity to both domains with 48-fold selectivity. Our internal studies showed that VTX958 is approximately 80-fold more selective compared to deucravacitinib in its binding affinity for the TYK2 JH2-allosteric domain (Table 4a) and we believe that this selectivity is also reflected in the higher selectivity of VTX958 for TYK2 relative to deucravacitinib in cellular cytokine assays.

Table 4b: Head-to-head comparison of cellular potencies between VTX958 and deucravacitinib (Ventyx data)

PRIMARY DRIVER	CYTOKINE/CELL SYSTEM	VTX958 IC50	DEUCRAVACITINIB IC50
TYK2 Pathways	IFNα PBMC	12 nM	5 nM
	IL-12 PBMC	35 nM	10 nM
	IL-23 PBMC	5 nM	10 nM
JAK1 Pathways	IL-22 PBMC	>10,000 nM	114 nM
	IL-10 PBMC	>10,000 nM	20 nM
	IFNγ PBMC	>10,000 nM	350 nM
	IL-4 PBMC	>10,000 nM	249 nM
	IL-6 PBMC	>10,000 nM	464 nM

VTX958 shows high selectivity for TYK2-mediated cytokine pathways over JAK1-mediated pathways in multiple cellular cytokine stimulation assays conducted in both peripheral blood mononuclear cells (PBMCs), as shown in Table 4b, and in human whole blood (WB). This selective effect on TYK2-driven pathways differentiates VTX958 from more advanced TYK2 inhibitors in clinical development. Importantly, VTX958 was shown to have no detectable effect on JAK1-driven cytokines, including IL-6 and IL-10, whereas deucravacitinib has been shown, by us and by others, to inhibit activity on these pathways from 20-500 nM.

We believe VTX958 has the potential to be a therapeutic for multiple autoimmune diseases with large commercial markets and high unmet medical need, such as psoriasis, psoriatic arthritis, Crohn’s disease and potentially other indications.

Summary of VTX958 Preclinical Data

We believe VTX958 compares favorably to other allosteric TYK2 inhibitors, such as deucravacitinib, and to active kinase domain TYK2 inhibitors, such as PF-06826647, with respect to the effect on TYK2-driven cytokine signaling. Moreover, VTX958 had no detectable effect on JAK1-driven cytokines, including IL-10 and IL-6, and, therefore, has the potential to avoid effects mediated by IL-6-signaling on intestinal epithelial cells and other side effects potentially attributable to JAK1 inhibition, such as acne, infection and shingles.

As shown in Figure 6, VTX958 has demonstrated activity comparable to deucravacitinib in an imiquimod-induced psoriasis model in mouse. In this model, imiquimod cream was applied to establish psoriasis-like symptoms in all groups (except the naïve group). Animals were treated orally with either vehicle or with VTX958 at 1 mg/kg, 3mg/kg, or 10 mg/kg dosed twice daily for five (5) days. Deucravacitinib was included at 10 mg/kg twice daily for comparison. The severity of psoriasis was monitored and graded daily using a modified PASI scoring system, which consists of visual measures for skin erythema, scaling and thickness.

Figure 6: Effects of VTX958 and deucravacitinib on psoriasis score in an imiquimod-induced mouse model

In support of our IND application, GLP-compliant toxicology studies were conducted in Sprague Dawley rats and cynomolgus monkeys to assess the potential toxicity of VTX958. No dose-limiting adverse events were observed in our preclinical safety studies, which we believe will allow us to explore a broad dose range in humans.

Phase 1 SAD Clinical Trial

We began dosing healthy volunteers in a Phase 1 SAD trial in March 2021 to evaluate the tolerability and pharmacokinetics of VTX958. In our Phase 1 SAD trial, we dosed seven dose cohorts, with Phase 1 dose levels ranging below and above the expected therapeutic range. Each cohort enrolled six healthy volunteers who received VTX958 and two healthy volunteers who were dosed with placebo as controls. The Phase 1 SAD trial results support clinical advancement of VTX958, noting the following results:

•
Safety: VTX958 was well-tolerated across all cohorts, with all observed adverse events being mild and not dose- or time-of-dose dependent;

•
Pharmacokinetics: No dose-saturation was observed, with pharmacokinetics and absorption profiles suggesting continued absorption through the gastrointestinal tract; and

•
Pharmacodynamics: Dose-dependent VTX958-mediated effect on TYK2 signaling observed in both in vivo gene expression studies and ex vivo stimulation assays.

Phase 1 MAD Clinical Trial

We initiated a Phase 1 MAD trial in the fourth quarter of 2021. In addition to safety and exposure of VTX958 across multiple doses, we expect to establish the therapeutic dose range and explore the drug’s impact on TYK2-driven biomarkers relevant to the pathology of psoriasis and other target indications in healthy volunteers. We expect to complete dosing in the Phase 1 MAD trial in the first half of 2022 and provide a program clinical update early in the third quarter of 2022.

Clinical Development Plan for VTX958

Following completion of the Phase 1 MAD trial, we plan to initiate Phase 2 POC trials in psoriasis, psoriatic arthritis, Crohn’s disease and potentially other relevant immune-mediated indications beginning in the second half of 2022.

VTX002 (Sphingosine 1 Phosphate Receptor (S1P1R) Modulator)

Summary Overview of VTX002

VTX002 is an oral, selective, peripherally restricted S1P1R modulator designed to have a high selectivity for the S1P1 receptor, which we are developing for the treatment of IBD and other inflammatory indications. UC is our lead indication. S1P1 signaling has been identified as a key regulator of lymphocyte migration from lymph nodes into circulation. The blockade of this axis is a new therapeutic approach to control aberrant leukocyte migration into the mucosa in IBD.

In a Phase 1 trial in healthy volunteers, VTX002 demonstrated a dose-dependent and steady-state reduction in absolute lymphocyte counts of up to 65%. Reduction in absolute lymphocyte counts is an established biomarker for S1P1-mediated pharmacodynamic effects that correlates with efficacy as demonstrated in multiple Phase 2 and Phase 3 trials conducted by third parties. VTX002 was well tolerated with no serious adverse events. Based on these encouraging results, we initiated a Phase 2 randomized, placebo-controlled trial in UC in the fourth quarter of 2021.

BMS’ Zeposia (ozanimod) became the first S1P1R modulator approved for treatment of UC in May 2021. However, VTX002’s effects on lymphocyte lowering in our Phase 1 trial, as well as its pharmacokinetic properties that allow for rapid onset of activity and rapid normalization of lymphocyte counts upon discontinuation of therapy, may lead to an improved clinical profile relative to ozanimod. Further, based on the lack of liver function test elevations in our Phase 1 trial and our peripherally restricted drug activity, we believe VTX002 may avoid certain warnings included within the Zeposia label, including those around liver injury and macular edema screening, respectively.

In addition to UC, we may conduct additional trials of VTX002 in other relevant inflammatory conditions that we believe may be responsive to treatment with our oral, selective S1P1R modulator.

Overview of the IBD Market Opportunity

IBD is estimated to affect approximately 1,700,000 people in the U.S. and over 6,800,000 people globally. Incidence of IBD has been noted to be increasing in recent years, with CDC reports indicating that patients reporting as IBD sufferers has increased by up to 50% over the previous 15-20 years in the U.S. Diagnosis of IBD is split roughly between two indications: UC and Crohn’s disease (CD). Approximately 30-40% of patients with each disease may be considered to have moderate-to-severe disease and represent the target population for VTX002.

In 2020, the IBD market for all levels of severity was approximately $14 billion in the U.S. and $20 billion globally, with the UC segment representing approximately $7 billion in 2020 sales globally. The global UC market share is currently majority-held by parenteral biologic agents, led by AbbVie’s Humira and Takeda’s Entyvio, both of which are approved for UC patients with moderately to severely active disease. Market research suggests the IBD commercial market has significant growth potential driven by increasing disease incidence and the emergence of novel oral therapeutics, several of which are expected to potentially seek regulatory approval over the next several years. We believe that the recent label expansion into UC for BMS’ Zeposia, an S1P1R modulator, will facilitate novel oral agents to increase their share of the UC market in future years. We believe projected gains for oral agents are supported by physician and patient general preference for oral administration over injectable biological therapies, high demand for new therapies with competitive clinical profiles and the potential for potent and well-tolerated oral agents to expand the overall treated moderate-to-severe UC population.

Figure 7: Worldwide branded UC drug sales in 2020

2020 Market Share of Leading Branded Drugs in the $7 billion UC Market

Stelara, 5%
Entyvio, 30%
Simponi, 6%
Humira, 38%
Xeljanz, 3%
Other, 18%

We believe that biologics have underpenetrated the UC market in the U.S. because of the aforementioned limitations associated with biologic therapy. While there are more than an estimated 300,000 moderate-to-severe UC patients in the U.S., we currently estimate only about 100,000 or more of this target patient population are on biologic treatments. We believe up to half or more of the U.S. population of UC patients treated with biologics either fail to achieve remission or lose remission over time on their current biologic therapy, representing a segment of patients with high unmet need within the overall addressable moderate-to-severe UC market.

Figure 8: U.S. addressable UC patient population for VTX002

Addressable UC Patient Population in US

~1M UC patients
300K+ moderate-to-serve UC patients
~100K biologic-treated patients
>50K
Biologic-experienced patients not in remission
VTX002 target population

Overview of IBD

IBD is a complex disease with many contributing factors, including genetic, environmental and immunologic. UC and CD are the two most common forms of IBD and are characterized by dysregulation of lymphocytes contributing to inflammation. Both UC and CD are chronic, relapsing, remitting, inflammatory conditions of the GI tract that begin most commonly during adolescence and young adulthood. UC involves the innermost lining of the large intestine, and symptoms include abdominal pain and diarrhea, frequently with blood and mucus. CD can affect the entire thickness of the bowel wall and all parts of the GI tract from mouth to anus. CD symptoms include abdominal pain, diarrhea and other more systemic symptoms, such as weight loss, nutritional deficiencies and fever.

Treatment Paradigm in IBD

Mild-to-moderate IBD patients are commonly managed with 5-ASA (aminosalicylate) (mainly used in UC), corticosteroids or other immunosuppressive agents, including azathioprine and 6-mercaptopurine. Patients with a more serious initial disease presentation and those who have progressed or are intolerant of earlier line therapies frequently advance to biologic or novel oral medications (Figure 8). The mainstay biologics for treatment of moderate-to-severe UC and/or CD are anti-TNFα biologics (including AbbVie’s Humira, Johnson & Johnson’s Remicade and Simponi, and UCB Pharma’s Cimzia). Recently, treatment paradigms have begun shifting as additional options and more data become available with anti-integrin therapies (particularly Takeda’s Entyvio) gaining traction in UC, and anti-IL-12/IL-23 biologics (namely, Johnson & Johnson’s Stelara) frequently being used in CD. BMS’ Zeposia, an S1P1R modulator, was approved for treatment of moderate-to-severe UC in May 2021. Pfizer’s oral JAK inhibitor, Xeljanz, was approved for treatment of UC in 2018, but commercial uptake has been limited due to its “black box” warning for risks, including serious infections, malignancy and thrombosis.

However, substantial unmet need remains as approved therapies have generally failed to demonstrate a clinical remission effect size exceeding 10-15% relative to placebo in pivotal trials. Moreover, among those patients who do respond to therapy, up to 45-50% may lose response over time, owing to development of neutralizing antibodies or other issues. Modestly stronger remission rates have been reported recently from other therapies in late-stage development, including in AbbVie’s Phase 3 trials for JAK inhibitor Rinvoq (UC) and anti-IL-23 mAb Skyrizi (risankizumab-rzaa) (CD). These therapies have delivered effect sizes in the 20-30% range, but safety issues associated with the JAK inhibitor class and the need for injections with anti-IL-23 biologics may limit market share potential.

In the UC market, there remains high unmet medical need as approved agents, including AbbVie’s Humira, Takeda’s Entyvio, Pfizer’s Xeljanz, Janssen’s Stelara and BMS’ Zeposia, have achieved clinical remission rates below 20% in registration trials on either the 4-Component Mayo Score or the current standard for approval, the 3-Component Mayo Score. The treatment effect relative to placebo for approved agents has been consistently below 15% among approved UC drugs.

Figure 9: Clinical trial data for approved UC treatments

We believe there remains significant demand for well-tolerated and efficacious oral agents for the treatment of moderate-to-severe CD and UC. According to studies, nearly half of patients taking biologic therapies may be expected to experience reduced efficacy over time leading to use of higher doses at substantially higher costs and elevated rates of drug discontinuation. Many moderate-to-severe CD and UC patients refuse or are reluctant to adopt parenteral therapies, which, we believe, has contributed to a significant number of patients receiving sub-optimal care. The relapsing-remitting nature of IBD also may contribute to poor outcomes as patients may seek to discontinue therapies with undesirable or cumbersome administration during periods in which disease symptoms have abated.

Rationale for Targeting S1P1R

S1P1R is a clinically validated target, as evidenced by the approval of BMS’ Zeposia (ozanimod) for UC and multiple sclerosis (MS), Novartis’ marketed therapies for MS, Mayzent (siponimod) and Gilenya (fingolimod) and Johnson & Johnson’s Ponvory (ponesimod).

S1P1R is a member of the sphingosine 1-phosphate receptor family of G protein coupled receptors (GPCRs). S1P1R is highly expressed on lymphocytes associated with the underlying inflammation of autoimmune diseases. S1P1R modulation causes selective and reversible retention, or sequestration, of circulating white blood cells (lymphocytes) in peripheral lymphoid tissue (such as the lymph nodes) and in the thymus. The sequestration of lymphocytes is achieved by modulating cell migration patterns (known as lymphocyte trafficking), specifically preventing self-targeting, or autoreactive, lymphocyte migration to areas of disease inflammation, which is a major contributor to autoimmune diseases, including UC (Figure 10).

Figure 10: S1P1R modulation results in sequestration of lymphocytes, ameliorating lymphocyte-driven autoimmune diseases

Summary Clinical Results of Other S1P1R Modulators in UC Trials

Based on Phase 2 data of ozanimod and etrasimod from Arena Pharmaceuticals in UC, dose-dependent reduction in peripheral lymphocyte counts has correlated generally with efficacy measures. Absolute lymphocyte reduction at efficacious dose levels were 40% for etrasimod and 49% for ozanimod.

Competition and Limitations of Current S1P1R Modulators for IBD

In May 2021, ozanimod became the first S1P1R modulator approved for the treatment of UC. In top-line results from a 645-patient, Phase 3 trial in UC, ozanimod showed moderate clinical efficacy with 18.4% of UC patients taking ozanimod achieving clinical remission compared to 6.0% of patients taking placebo. Currently, it is being studied in Phase 3 trials for the treatment of CD. Several other S1P1R modulators are in development for the treatment of UC or CD, including etrasimod, for which top-line Phase 3 data in UC are expected in the first quarter of 2022; CBP-307 from Connect Biopharma, currently in a Phase 2 trial for UC; and amiselimod from Bausch Health, also in a Phase 2 trial for UC. These compounds previously were developed as treatments for MS and, thus, have high CNS penetration. We believe that this property may contribute to efficacy in MS, but is not desirable in IBD. The clinical safety and efficacy profile of these compounds may be limited by issues, such as hepatotoxicity; inability to dose to upper end of tolerated dose range; longer half-life in humans (for compounds with active circulating metabolites, such as ozanimod); and heart rate effects (on-target first-dose reduction in heart rate, which can be mitigated by dose titration as we demonstrated in our Phase 1 trial).

Our Solution: VTX002

VTX002 is an oral, selective peripherally restricted S1P1R modulator designed to have high specificity for S1P1R with no detectable activity against the S1P2 and S1P3 receptors, which are associated with cardiovascular and pulmonary risks (Figure 11). VTX002 has very low CNS penetration and ocular distribution which, we believe, may reduce the risk of serious complications of S1P1R modulation in CNS, including macular edema.

Figure 11: VTX002 selectivity profile

In our Phase 1 trial, VTX002 was well-tolerated with no serious adverse events or notable safety findings. In the therapeutic active dosing range tested, VTX002 showed dose-dependent steady-state reduction in absolute lymphocyte count of up to 65% which, we believe, is strongly predictive of likely clinical effect in UC and potentially other conditions. In addition, we established a dose titration schedule in the Phase 1 MAD trial to mitigate known first-dose heart rate effects associated with this class of drugs.

VTX002’s wide therapeutic index allows us to explore the upper end of the dosing range, which may translate into clinical efficacy in certain indications. VTX002 has a half-life of 20 hours and no long-acting active metabolites, which enables a rapid onset of action and rapid recovery from pharmacologic activity compared to other agents, such as ozanimod.

Specifically, ozanimod’s activity is achieved largely through circulating active metabolites, which can have an effective half-life of around 11 days (compared to a half-life of approximately 21 hours for ozanimod itself). This extended circulating half-life can lead to a slower time of onset of pharmacologic activity, which may result in a longer time to achieve maximal efficacy. In addition, the extended circulating half-life may introduce potential safety risk in the event of a serious infection because lymphocyte counts may take longer to rebound to normal circulating levels than with a shorter-acting agent, such as VTX002.

We believe VTX002 has the potential to be a modulator of S1P1R in multiple, large autoimmune diseases. In addition to UC and MS, S1P1R modulators have previously been evaluated through Phase 2 studies in CD.

Summary of VTX002 Phase 1 Clinical Data

In the Phase 1 double-blind, placebo-controlled SAD and MAD trials in 88 healthy volunteers, once-daily dosing of VTX002 was well tolerated for up to 28 days. The trials were designed to evaluate the safety, tolerability, dose-response, pharmacokinetics and pharmacodynamics of VTX002 compared to placebo. There were no serious adverse events reported. No subjects had liver function test elevations, pulmonary function or ocular exam abnormalities, or other notable safety findings, which have been seen with other S1P1R modulators.

Once-daily dosing of VTX002 in the Phase 1 MAD trial demonstrated a half-life of approximately 20 hours and a dose-proportionate exposure after single and multiple doses of VTX002 with steady-state was reached after 4 to 7 days of target-dose exposure.

Figure 12: Phase 1 MAD Results – Pharmacokinetics

In the Phase 1 MAD trial, once-daily dosing of VTX002 led to a dose-dependent steady state reduction in absolute lymphocyte count of up to 65% (Figure 12). Following the last dose of VTX002 in the MAD cohorts, lymphocyte counts started to return to normal within 72 hours.

Figure 13: Placebo adjusted lymphocyte count in MAD trial of VTX002

No clinically significant first-dose reduction in heart rate was observed following treatment with VTX002 at expected therapeutic dose levels following our 7-day titration schedule.

Clinical Development Plan for VTX002

In the fourth quarter of 2021, we commenced a Phase 2, randomized, placebo-controlled trial, which is expected to enroll approximately 180 moderate-to-severe UC patients. The Phase 2 trial, which was designed with FDA input, is a 13-week induction study followed by a 39-week open label extension (OLE). The Phase 2 trial will provide dose/exposure/PD response data for two dose levels and will support dose selection for a potential Phase 3 trial. The primary endpoint at Week 13 is clinical remission as defined by the 3-Component Mayo Score, which evaluates stool frequency, rectal bleeding and endoscopic results. Significant improvement on the 3-Component Mayo Score has been the primary endpoint serving as the basis for approval of recent UC therapies, including ozanimod. Other key planned secondary endpoints include endoscopic and symptomatic improvement measures. We anticipate that this trial may serve as the first pivotal study required for FDA registration.

VTX2735 and VTX3232 (NLRP3 Inhibitor Portfolio)

NLRP3 Inhibitor Portfolio

We have multiple programs focused on inhibitors of inflammasomes, multi-protein complexes that sense molecular hallmarks of infection or cellular injury and initiate an appropriate immune response. Inflammasomes have been recognized for their crucial role in host defense against pathogens, but dysregulated inflammasome activation is linked to the development of autoimmune, metabolic and neurodegenerative diseases, implicating them in a broad range of inflammatory diseases. These include systemic (i.e., cardiovascular (CV) and fibrotic diseases), CNS (i.e., Alzheimer’s disease, Parkinson’s disease) and tissue-specific (i.e., gut, skin and lung) diseases (Figure 14).

We plan to harness the therapeutic potential of innate immune modulation, with an initial focus on the NLRP3 inflammasome. NLRP3 is the most widely studied member of the inflammasome family with the broadest role in autoimmune dysregulation and thus a high-value target for the treatment of multiple anti-inflammatory diseases.

We are developing a comprehensive portfolio of differentiated NLRP3 inhibitors to address multiple indications driven by aberrant NLRP3 activation. Our lead program, VTX2735, is a peripherally restricted inhibitor of NLRP3. We initiated a Phase 1 trial for VTX2735 in healthy volunteers during the fourth quarter of 2021. In addition to VTX2735, we are also developing CNS-penetrant NLRP3 inhibitors. We nominated VTX3232, a CNS-penetrant NLRP3 inhibitor, as a clinical development candidate in the fourth quarter of 2021. We expect to submit an IND for this program in the fourth quarter of 2022 following completion of IND-enabling preclinical studies.

Figure 14: Potential indications for NLRP3 inflammasome inhibitors

Summary Overview of VTX2735

VTX2735 is an oral, selective small molecule inhibitor of NLRP3 that is peripherally restricted and designed for the treatment of systemic cardiovascular, hepatic, renal and rheumatologic inflammatory diseases. Aberrant NLRP3 activation results in the release of IL-1β resulting in the exacerbation of a range of both acute and chronic inflammatory conditions. Several agents targeting the downstream cytokine IL-1β have been approved for treatment of inflammatory disease, such as CAPS, Familial Mediterranean Fever, Still’s disease and juvenile idiopathic arthritis. However, targeting NLRP3 directly may have efficacy and safety advantages over these approved biologics.

Preclinical safety studies suggest that VTX2735 may have a therapeutic window that could allow us to achieve high exposures in our early clinical development, thereby achieving maximal NLRP3 inhibition. We initiated a Phase 1 trial of VTX2735 in healthy volunteers in the fourth quarter of 2021. We expect to report topline data from this trial in the second quarter of 2022.

Summary Overview of VTX3232

We nominated VTX3232, our lead CNS-penetrant NLRP3 inhibitor, as a clinical development candidate in the fourth quarter of 2021. We expect to submit an IND for this program in the fourth quarter of 2022 with Phase 1 studies planned for the first quarter of 2023.

Background on Inflammasomes

Inflammasomes are multi-protein signaling complexes that control the inflammatory response and coordinate antimicrobial host defenses. They are activated by a range of pathogen-derived or environmental signals. Detection of these stimuli triggers formation of a large cytoplasmic multimolecular complex that serves to activate caspase 1. Upon activation, caspase 1 cleaves inactive pro-IL-1β into IL-1β. It also cleaves other IL-1 family cytokines, converting inert pro-IL-18 to active IL-18. Caspase 1 also can initiate a cell death process, called pyroptosis, that rapidly releases inflammatory mediators, including, but not limited to, mature IL-1β and IL-18 (Figure 15). These inflammatory mediators recruit additional immune cells that are important to eradicate the infection or cellular injury. However, this feed forward loop, when dysregulated, also forms the basis of many auto-inflammatory diseases.

Figure 15: Role of inflammasomes

Rationale for Targeting NLRP3

NLRP3 is known to be activated by a range of non-infectious tissue damage signals associated with injury, aging, physical inactivity and obesity. When activated, NLRP3 initiates immune responses and stimulates production of inflammatory cytokines IL-1β and IL-18, as well as pyroptosis. Based on both animal model studies and clinical data, NLRP3 has been shown to be associated with a diverse range of diseases and conditions and is thought to be an important contributor to four broad categories of inflammatory disease:

1.
Genetic NLRP3-dependent auto-inflammatory diseases, such as CAPS and related conditions, such as familial cold auto-inflammatory syndrome (FCAS), Muckle-Wells syndrome (MWS) and neonatal onset multi-system inflammatory diseases (NOMID);

2.
Metabolic dysfunction-driven diseases, including non-alcoholic fatty liver diseases and non-alcoholic steatohepatitis (NASH), obesity-induced inflammation and type-2 diabetes;

3.
Crystal or aggregate formation-associated diseases, including atherosclerosis (cholesterol crystals), gout (monosodium urate crystals), Alzheimer’s disease (amyloid-β), Parkinson’s disease (α-synuclein) and amyotrophic lateral sclerosis (protein aggregates); and

4.
Fibrosis following either acute tissue injury (myocardial infarction) or chronic inflammation (scleroderma, NASH).

While the NLRP3 inflammasome historically has been a challenging drug target, the therapeutic potential of NLRP3 inhibitors in autoimmune disease has been validated by clinical and preclinical data and genetic evidence generated by third parties. Several clinical therapies targeting NLRP3-dependent cytokine anti-IL-1β have been approved, providing validation for its role in a broad range of inflammatory disorders. Approved therapies include Ilaris (canakinumab) for the treatment of Still’s disease and multiple periodic fever syndromes, Kineret (anakinra) for the treatment of Neonatal onset multisystem inflammatory disease (NOMID) and Arcalyst (rilonacept) for the treatment of CAPS. However, the therapeutic window of these drugs is limited by an increased risk of serious infections.

An NLRP3 inhibitor may be less immunosuppressive and better tolerated than an anti-IL-1β therapy because (a) other pathogen-recognizing inflammasomes can be engaged to produce IL-1β, and (b) risk of infection may be lower as the effects of a small molecule therapy are easily reversible upon discontinuation of therapy (hours to days) compared to an antibody, which clears the body very slowly (days to weeks).

In addition, preclinical data has linked NLRP3 activation to over 20 diseases resulting from aberrant inflammation. The most widely used NLRP3 inhibitor reference molecule, MCC950, which has been the starting point for a number of drug discovery programs, suggests efficacy in a wide range of murine disease models that are NLRP3-dependent. Moreover, NLRP3 has been shown to be over-expressed and activated in tissues from patients suffering from a wide range of inflammatory diseases. Finally, gain-of-function mutations in the NLRP3 gene are associated with orphan inflammatory diseases, including CAPS, providing a genetic rationale for NLRP3 inhibition.

Our Solution: VTX2735

VTX2735 is an oral, selective small molecule inhibitor of NLRP3 that is peripherally restricted and designed for the treatment of systemic inflammatory diseases, such as cardiovascular, hepatic, renal and rheumatic diseases.

VTX2735 inhibits NLRP3 with an IC50 of 48 nM in human whole blood as assessed via lipopolysaccharide (LPS)- and adenosine triphosphate (ATP)-induced IL-1β production. The in vitro potency of VTX2735 is approximately ten times greater than first-generation NLRP3 inhibitors, such as MCC950 (Table 5). VTX2735 demonstrated in vitro activity and dose-dependent reductions of IL-1β release in cells from patients with CAPS, a rare inflammatory autoimmune disease characterized by activating NLRP3 mutations.

Table 5: Head-to-head comparison of in vitro potency of VTX2735 and MCC950 (Ventyx data)

IL-1ß IC50	VTX2735	MCC950
Mouse Bone Marrow-Derived Macrophages	4 nM	18 nM
Human Monocytes	2 nM	9 nM
Human Whole Blood	48 nM	407 nM
CAPS Patient Monocytes	14-166 nM	>10,000 nM

Consistent with NLRP3 inhibition, VTX2735 reduced blood IL-1β levels by 90% in an acute mouse model of LPS/ATP challenge. VTX2735 was dosed orally to C57BL/6J mice at 0.2, 0.6 or 2 mg/kg. In addition to a vehicle control group, literature compound MCC950 was administered at 50 mg/kg as a comparator to a separate group of mice. One hour after compound dosing, mice received 1μg/mouse LPS by intraperitoneal injection, with the exception of the control group, which received phosphate buffered saline (PBS) injection instead. Two hours after LPS injection, all groups, except for the control group, received 0.5 mL of 5nM ATP. Serum was collected 1 hour after ATP injection and analyzed for IL-1β concentration. As shown below, all animals dosed with NLRP3 inhibitors (MCC950 or VTX2735) inhibited the increase of serum IL-1β to similar levels as seen in mice without challenge. VTX2735 showed dose-dependent inhibition, consistent with an NLRP3-mediated mechanism of action. Notably, VTX2735 reduced blood IL-1β levels by 90% at doses as low as 0.6 mg/kg. This anti-inflammatory activity was achieved at a drug concentration approximately 30 times lower than the dose commonly reported in the literature for NLRP3 reference inhibitor MCC950 used in the study to achieve similar activity.

Figure 16: Effects of VTX2735 in a mouse model of LPS/ATP-stimulated IL-1β release

Patients with CAPS syndrome are afflicted with chronic inflammation stemming from mutations in NLRP3, which can lead to inappropriate release of IL-1β. In vitro assays demonstrated that VTX2735 was able to inhibit mutant NLRP3 across several key mutations that make up a majority of CAPS disease with greater activity compared to the reference inhibitor MCC950.

Figure 17: VTX2735 has broad activity against multiple NLRP3 mutations (IC50 in monocyte assay, mM)

We believe the PK profile of VTX2735 in rats, dogs and non-human primates (NHPs) supports oral dosing (Table 6). In cynomolgus monkey PK studies, VTX2735 has been shown to be well absorbed with high exposure with approximately 80% bioavailability when administered as an oral solution (Table 6).

Table 6: PK parameters for VTX2735 in preclinical species

PK PARAMETERS	DOSE (ROUTE)	T1/2 (hr)	CL (mL/min/kg)	CMAX (ng/mL)	AUC (ng*hr/mL)	%F
Rat	2 mg/kg (IV)	4.2	5.6	7,590	6,113	—
	5 mg/kg (PO)	4.8	—	1,037	6,374	42
Dog	2 mg/kg (IV)	3.7	20	4,795	1,674	—
	5 mg/kg (PO)	5.2	—	2,060	3,651	85
Monkey	1 mg/kg (IV)	3.3	1.6	15,265	10,413	—
	5 mg/kg (PO)	4.1	—	16,867	41,800	80

IV=intravenous; PO=orally

In summary, VTX2735 had high NLRP3 inhibition activity both in vitro and in vivo as measured by IL-1β lowering ability in cellular assays and animal models and demonstrated activity across a range of evaluated NLRP3 mutations relevant to CAPS. VTX2735 was well-tolerated in preclinical assessment. We believe toxicokinetic (TK) exposures attained in GLP toxicology studies predict potential for a wide safety margin in future clinical study based on human whole blood IL-1β IC50 values for VTX2735.

Clinical Development Plan for VTX2735

We initiated a Phase 1 trial of VTX2735 in healthy volunteers in the fourth quarter of 2021. Pending Phase 1 results, we plan to initiate a Phase 2 POC trial in the second half of 2022. We currently are evaluating potential indications for our POC trials based on relevance of NLRP3 dysregulation.

Competition and Differentiation for VTX2735

Although there are no approved NLRP3 inhibitor therapies currently, several molecules are in development for treatment of inflammatory diseases. As of February 2022, these include DFV890 from Novartis (Phase 2 for COVID-19 pneumonia completed); Inzomelid and Somalix from Roche AG (Phase 1 completed); NT-0167 (Phase 1 ongoing) and NT-0796 (pre-clinical) from NodThera; VENT-01 (preclinical) and other discovery programs from Ventus Therapeutics; and OLT-1177 (Phase 2 for Schnitzler Syndrome and COVID-19 ongoing) from Olatec Therapeutics LLC.

VTX2735 may be differentiated from these other NLRP3 inhibitors due to its activity and selectivity in human whole blood assays, activity against certain mutations, robust pharmacodynamic activity in human cells, and dose-dependent activity in animal models.

Expanding our NLRP3 portfolio: CNS Inhibitors

In addition to our peripheral NLRP3 inhibitor VTX2735 for systemic conditions, our portfolio of NLRP3 compounds includes CNS-penetrant inhibitors for potential therapeutic utility in the treatment of Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis, and MS, based on preclinical and clinical evidence underscoring the pathogenic role of NLRP3 in these neurodegenerative diseases.

We optimized the activity of our lead series of CNS-penetrant compounds for NLRP3 inhibition in the various assays. In addition to in vitro activity in cellular assays, we profiled the compounds for CNS penetration by pharmacokinetic data in the mouse and in the rat. The brain and plasma concentrations in these studies were measured at various time points when dosed orally to determine the optimal pharmacokinetic profile for a CNS-penetrant NLRP3 inhibitor. Based on these in vitro optimization efforts and pharmacokinetic efforts, we nominated VTX3232 as a clinical development candidate from our CNS-penetrant NLRP3 inhibitor program during the fourth quarter of 2021. We expect to submit an IND for this program in the fourth quarter of 2022 with Phase 1 studies planned for the first quarter of 2023.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our scientific knowledge, technology and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any therapeutic candidates that we successfully develop and commercialize will compete with existing products and new products that may become available in the future.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize therapeutic products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive products.

The key competitive factors affecting the success of all of our therapeutic product candidates, if approved, are likely to be efficacy, safety, convenience, price, the level of competition, intellectual property protection and the availability of reimbursement from government and other third-party payors.

We expect to face competition from existing products and products in development for each of our product candidates.

Our success will be based in part on our ability to identify, develop and commercialize a portfolio of product candidates that have a lower risk of side effects and/or provide more symptomatic improvement than competing products.

In addition to specific competitors described below, there may be other early stage or pre-clinical programs that, if approved, would compete with our product candidates. Many of our competitors have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy.

VTX958 (Psoriasis)

VTX958, currently in development for the treatment of moderate-to-severe psoriasis, is an oral TYK2 inhibitor, a class of medicines with no currently approved agents. If approved for the treatment of patients with moderate-to-severe psoriasis, VTX958 would compete with injected biologic therapies, such as Humira and Skyrizi, marketed by AbbVie Inc. and Eisai Co., Ltd., Stelara and Tremfya, marketed by Johnson & Johnson, Taltz, marketed by Eli Lilly and Company, Cosentyx, marketed by Novartis AG, Siliq, marketed by Bausch Health Companies, Inc., and Enbrel, marketed by Amgen Inc., Pfizer Inc. and Takeda Pharmaceutical Company Limited; non-injectable systemic therapies used to treat plaque psoriasis, such as Otezla, marketed by Amgen Inc.; topical therapies, such as branded and generic versions of clobetasol, such as Clobex, marketed by Galderma Laboratories, LP, generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments, including various lasers and ultraviolet light-based therapies.

We are aware of several companies with product candidates in development for the treatment of patients with psoriasis, including tapinarof, which is a natural AhR agonist being developed by Dermavant Sciences, Inc.; deucravacitinib, which is an oral TYK2 inhibitor being developed by BMS; PF-06700841, which is a TYK2/JAK1 inhibitor being developed by Pfizer, Inc.; and GLPG3667, which is a TYK2/JAK1 inhibitor being developed by Galapagos N.V. In addition to deucravacitinib, we are aware of three other Phase 1 clinical stage allosteric TYK2 inhibitors, including BMS’ BMS-986322 (a follow-on molecule to deucravacitinib), NDI-034858 compound from Nimbus Therapeutics, Inc. and Alumis, Inc.’s ESK-001.

In addition, we also plan to initiate trials in psoriatic arthritis, Crohn’s disease and potentially other indications where we also expect competition from approved medicines for these indications that are currently marketed and other product candidates in development.

VTX002 (Ulcerative Colitis)

VTX002, currently in development for the treatment of moderate-to-severe UC, is an oral S1P1R modulator. If approved for the treatment of patients with moderate-to-severe UC, VTX002 would compete with: Zeposia (ozanimod), which is an S1P1R modulator marketed by BMS; Entyvio (vedolizumab), which is an a4ß7 integrin antibody marketed by Takeda; Humira (adalimumab), which is a TNF antibody marketed by AbbVie Inc.; Stelara (ustekinumab), which is an IL-12/IL-23 antibody marketed by Johnson & Johnson; Xeljanz (tofacitinib), which is a JAK1 inhibitor marketed by Pfizer Inc.; and Simponi (golimumab), which is a TNF antibody marketed by Johnson & Johnson.

We are aware of several companies with product candidates in development for the treatment of patients with UC, including: etrasimod, which is an S1PR modulator being developed in Phase 3 clinical trials by Arena Pharmaceuticals, Inc.; Pfizer Inc.’s PF-06480605, a Phase 2 TNFSF15 blocker; upadacitinib, which is a JAK1 inhibitor being developed in Phase 3 clinical trials by AbbVie Inc.; risankizumab, guselkumab and mirikizumab, which are anti-IL-23 antibodies being developed in Phase 3 clinical trials by AbbVie, Inc., Janssen Pharmaceuticals N.V. and Eli Lilly and Company, respectively; and Jyseleca (filgotinib), a JAK1 inhibitor being developed in Phase 3 clinical trials by Gilead Sciences, Inc. and Galapagos N.V. We are also aware of additional product candidates in clinical trials by AbbVie Inc., Abivax SA, Amgen Inc., Bausch Health Companies, Inc. (Salix Pharmaceuticals), BMS, Connect Biopharma Holdings Limited, Gilead Sciences, Inc., GlaxoSmithKline plc, Gossamer Bio, Inc., I-Mab Biopharma Co. Ltd., Incyte Corp., Janssen Pharmaceuticals N.V., Landos Biopharma, Inc., Morphic Therapeutic, Inc., Pfizer Inc., Prometheus Biosciences, Inc., Protagonist Therapeutics, Inc., Theravance Biopharma, Inc., Applied Molecular Transport Inc., Pandion Therapeutics, Inc., RedHill Biopharma Ltd. and Seres Therapeutics, Inc.

VTX2735 (and NLRP3 Inhibitor Portfolio)

VTX2735 is our lead peripherally restricted NLRP3 inhibitor, a class of medicines with no currently approved agents. We initiated a Phase 1 trial of VTX2735 in healthy volunteers in the fourth quarter of 2021. We are aware of several other NLRP3 inhibitors in clinical or preclinical development, including Inzomelid and Somalix being developed by Roche AG; DFV890 being developed by Novartis; NT-0167 being developed by Nodthera; OLT1177 being developed by Olatec Therapeutics LLC; and VENT-01 from Ventus Therapeutics, Inc.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing. We intend to rely on third-party contract manufacturers for commercial manufacturing if our product candidates receive marketing approval. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates. Our manufacturing strategy enables us to more efficiently direct financial resources to the research, development and commercialization of product candidates rather than diverting resources to develop manufacturing facilities internally. As our product candidates advance through development, we expect to enter into longer-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure our production needs.

Intellectual Property

We strive to protect the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the U.S. and in jurisdictions outside of the U.S. directed to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

VTX958

As of March 15, 2022, with respect to our TYK2 program, we own three pending U.S. patent applications, twenty-seven pending foreign patent applications, and one international patent application filed under the Patent Cooperation Treaty, or PCT. More specifically, we own one pending U.S. patent application, two pending foreign patent applications (in Taiwan and Argentina), and one pending international patent applications filed under the PCT with claims directed to our lead product candidate, VTX958, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of VTX958, to treat inflammatory or autoimmune diseases, including psoriasis. Any patents that may issue from these pending applications directed to VTX958 are expected to expire in November 2040, absent any patent term adjustments or extensions.

VTX002

As of March 15, 2022, with respect to our S1P1R program, we own one U.S. patent, one pending U.S. patent application, six foreign patents (in China, Hong Kong, India, Japan, Mexico, and Russia), and ten pending foreign patent applications (in Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, Macao, and the Philippines) with claims directed to our lead product candidate, VTX002, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of VTX002, to treat UC. The issued patents, and any patents that may issue from these pending applications directed to VTX002, are expected to expire in November 2036 absent any patent term adjustments or extensions.

VTX2735 and VTX3232

As of March 15, 2022, with respect to our NLRP3 program, we own three pending U.S. patent applications, three pending U.S. provisional patent application, twenty-eight pending foreign patent applications, and one international patent application filed under the PCT. More specifically, we own one pending U.S. patent application, two pending foreign patent applications (in Taiwan and Argentina), and one international patent application filed under the PCT with claims directed to our lead product candidate, VTX2735, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including VTX2735. Any patents that may issue from these pending applications are expected to expire in March 2041, absent any patent term adjustments or extensions. Further, we own one pending U.S. provisional patent with claims directed to our lead product candidate, VTX3232, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including VTX3232. Any patents that may issue from this pending application directed to VTX3232 are expected to expire in March 2043, absent any patent term adjustments or extensions.

We also possess know-how and trade secrets relating to the development and commercialization of our product candidates.

With respect to our product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the U.S. can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the U.S. varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunology has emerged in the U.S. The relevant patent laws and their interpretation outside of the U.S. is also uncertain. Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

Government Regulation

Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application, or NDA, process before it may be legally marketed in the U.S.

U.S. Drug Development Process

In the U.S., the FDA regulates drugs, including small molecules, under the federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice, or GLP, regulations and other applicable regulations;

•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•
approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for its intended use;

•
submission to the FDA of an NDA;

•
a determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;

•
satisfactory completion of an FDA advisory committee review, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMP, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•
satisfactory completion of other studies required by the FDA, including immunogenicity, carcinogenicity, genotoxicity and stability studies;

•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the U.S.; and

•
compliance with any post-approval requirements, including the potential requirement to implement a REMS, and the potential requirement to conduct post-approval studies.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. They must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The product candidate is initially introduced into healthy human volunteers and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Sponsors sometimes designate their Phase 1 clinical trials as Phase 1a or Phase 1b. Phase 1b clinical trials are typically aimed at confirming dosing, pharmacokinetics and safety in larger number of patients. Some Phase 1b studies evaluate biomarkers or surrogate markers that may be associated with efficacy in patients with specific types of diseases.

•
Phase 2: This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.

•
Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.

As a result of the COVID-19 public health emergency, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic. In June 2020, FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. Additional COVID-19 related guidance released by FDA include guidance updates and additional guidance documents that address resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency, among others. In view of the spread of the COVID-19 variants, FDA may issue additional guidance and policies that may materially impact our business and clinical development timelines. The ultimate impact of the COVID-19 pandemic on our business operations and clinical development plans is highly uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations. If new guidance and policies are promulgated by the FDA that require changes in our clinical protocol or clinical development plans, our anticipated timelines and regulatory approval may be delayed or materially impacted.

NDA Review and Approval Process

The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Unique to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. The designation includes all of the fast track program features, which means that the sponsor may file sections of the NDA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate. Depending on other factors that impact clinical trial timelines and development, such as our ability to identify and onboard clinical sites and rates of study participant enrollment and drop-out, we may not realize all the benefits of these expedited or accelerated review programs.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. In addition, the FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals will be subject to pervasive and continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet.

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-approval clinical trials, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

NDA Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the U.S. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity may offer a seven-year period of marketing exclusivity, except in certain circumstances.

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the U.S. will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Additionally, in the U.S. there is no uniform policy among payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. If coverage and adequate reimbursement are not available, or are available only at limited levels, successful commercialization of, and obtaining a satisfactory financial return on, any product we develop may not be possible.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

U.S. Healthcare Reform

In the U.S., there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect the profitable sale of product candidates.

Among policy makers and payors in the U.S., there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (1) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (2) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (3) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in certain government healthcare programs; (4) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (5) expanded the eligibility criteria for Medicaid programs; (6) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; (7) created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (8) established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (9) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period in 2021 for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. This executive order also instructs certain governmental agencies to review existing policies and rules that limit access to health insurance coverage through Medicaid or the ACA, among others. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, the U.S. Department of Health and Human Services (“HHS”) and the CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. While no legislation or administrative actions have been finalized to implement these principles, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. The impact of legislative, executive and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is unclear.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our products candidates may lose regulatory approval that may have been obtained and we may not achieve or sustain profitability.

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

Federal and state healthcare laws and regulations restrict business practices in the pharmaceutical industry. These laws include anti-kickback and false claims laws and regulations, data privacy and security and transparency laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act and the Civil Monetary Penalties Statute.

The federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, imposes certain requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates who conduct certain activities for or on their behalf involving protected health information on their behalf as well as their covered subcontractors.

The federal Physician Payments Sunshine Act requires applicable group purchasing organizations and applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value made to covered recipients, including physicians licensed to practice in the U.S. (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, in the previous year, as well as information regarding ownership and investment interests held by covered physicians and their immediate family members.

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments or transfers of value that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure compliance with applicable healthcare laws and regulations can involve substantial costs. Violations of healthcare laws can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.

Foreign Regulation

In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the U.S. apply similarly in the context of the European Union, or EU, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries or jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

To market a medicinal product in the European Economic Area, or EEA (which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), we must obtain a Marketing Authorization, or MA. There are two types of marketing authorizations:

•
the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and

•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Data and Marketing Exclusivity

In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Pediatric Investigation Plan

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the EU and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.

Clinical Trials

Clinical trials of medicinal products in the European Union must be conducted in accordance with European Union and national regulations and the International Conference on Harmonization, or ICH, guidelines on GCPs. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the European Union, it must appoint an entity within the European Union to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Clinical trials in the European Union were regulated under European Council Directive 2001/20/EC (Clinical Trials Directive) on the implementation of GCP in the conduct of clinical trials of medicinal products for human use. In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted to replace the Clinical Trials Directive. The Clinical Trials Regulation entered into application on January 31, 2022, and is intended to simplify the rules for clinical trial authorization and standards of performance. For instance, there is a streamlined application procedure via a single-entry point, a European Union portal and database. The new clinical trial portal and database is maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available. A clinical trial may only be commenced after an Ethics Committee has given its approval. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with cGMP. Other national and European Union-wide regulatory requirements also apply.

Privacy and Data Protection Laws

We are subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations that impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.

In the European Union, or EU, the General Data Protection Regulation, or GDPR, imposes many requirements for controllers and processors of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data, robust disclosures to individuals and a robust individual data rights regime, abbreviated timelines for data breach notifications, limitations on retention and secondary use of information, requirements pertaining to health data and pseudonymized (i.e., key-coded) data and obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the Processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution and/or civil fines or penalties. Changes to the GDPR and applicable national laws related to privacy, data protection, and data security, including with respect to how these laws should be applied in the context of clinical trials or other transactions from which we may gain access to personal data, could increase our compliance costs and exposure to potential liability.

Employees and Human Capital Resources

As of December 31, 2021, we had 27 full-time employees and 0 part-time employees, 15 of whom have a Ph.D. or M.D. and 15 of whom were engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control that could cause our actual results to be harmed, including risks regarding the following:

•
We have a history of operating losses and have incurred significant losses since our inception. We expect to continue to incur significant losses and we may never be profitable;
•
We will need to obtain substantial additional financing for the development and any commercialization of our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts or other operations;

•
Our limited operating history, and the biotechnology industry in which we operate, make it difficult to evaluate our business plan and our prospects;
•
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
•
Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
•
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
•
We face significant competition from other biotechnology and pharmaceutical companies;
•
We may use our limited financial and human resources to pursue a particular type of treatment, or treatment for a particular type of disease, and fail to capitalize on programs or treatments of other types of diseases that may be more profitable or for which there is a greater likelihood of success;
•
We may develop product candidates in combination with other therapies, which exposes us to additional risks and could result in our products, even if approved, being removed from the market or being less successful commercially;
•
It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
•
The FDA regulatory approval process is lengthy, time-consuming and unpredictable, and we may experience significant delays in the clinical development and regulatory approval of our product candidates; and
•
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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, up until the date of our initial public offering, have financed our operations primarily through private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2021, we incurred a net loss of $83.7 million, compared with a net loss of $28.2 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $117.8 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

Our ability to achieve profitability in the future is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if one or more of our product candidates under development are successfully developed, approved and thereafter commercialized.

We will need to obtain substantial additional financing for the development and any commercialization of our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. We will also require a significant additional amount of capital to commercialize any approved products.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $286.7 million. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund operations into the first half of 2024. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

Our future capital requirements may depend on, and could increase significantly as a result of, many factors, including:

•
the timing of, and the costs involved in, preclinical and clinical development and obtaining any regulatory approvals for our product candidates;
•
the costs of manufacturing and distributing our product candidates and any products for which we receive regulatory approval, if any;
•
any other product candidates we develop or acquire;
•
our ability to establish and maintain strategic partnerships, licensing or other commercialization arrangements and the terms and timing of such arrangements;
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
•
the costs related to commercializing product candidates independently;
•
the timing, receipt and amount of sales of, or royalties on, any approved products; and
•
any product liability or other lawsuits related to our product candidates or the company.

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

•
price our product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
•
prepare a broad network of clinical sites for administration of our product;
•
create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
•
receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
•
effectively commercialize any of our product candidates that receive regulatory approval;
•
manufacture product candidates through contract manufacturing organizations, or CMOs, or in our own, or our affiliates’, manufacturing facility in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
•
establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
•
obtain, maintain, protect and enforce patent and other intellectual property protection and regulatory exclusivity for our product candidates;
•
maintain compliance with applicable laws, regulations, and guidance specific to commercialization including interactions with health care professionals, patient advocacy groups, and communication of health care economic information to payors and formularies;
•
achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
•
achieve appropriate reimbursement for our product candidates;
•
maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;
•
effectively compete with other therapies or competitors; and
•
assure that our product candidates will be used as directed and that additional unexpected safety risks will not arise.

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

•
the FDA or comparable foreign regulatory authorities disagreeing as to the trial design or implementation of our clinical trials;

•
changes in governmental regulations, including FDA policies and regulatory requirements for clinical trials and standards or data requirements for pharmaceutical approval or administrative actions;

•
delays in our ability to commence a clinical trial;

•
reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•
obtaining IRB approval at each clinical trial site;

•
recruiting an adequate number of suitable patients to participate in a clinical trial;

•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate;

•
having subjects complete a clinical trial or return for post-treatment follow-up;

•
clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;

•
failure to demonstrate a clinical benefit from using a product candidate;

•
addressing subject safety concerns that arise during the course of a clinical trial;

•
adding a sufficient number of clinical trial sites; or

•
obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third-party suppliers.

Further, conducting clinical trials in foreign countries can present additional risks that may delay completion of our clinical trials, including risks associated with:

•
additional foreign regulatory requirements;

•
foreign exchange fluctuations;

•
compliance with foreign manufacturing, customs, shipment and storage requirements;

•
diminished protection of intellectual property in some countries;

•
the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of cultural differences in medical practices and clinical research;

•
managing additional administrative burdens associated with foreign regulatory schemes; and

•
interruptions or delays in our clinical trials resulting from geopolitical events, such as war or terrorism.

In particular, we are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to severe UC in Russia, Belarus and Ukraine. As a result of the military conflict in Ukraine, some clinical trial site operations in Ukraine have been shut down, thus impacting ongoing clinical trial patients at affected sites, and operations at additional sites in the region could be impacted in the future. Furthermore, the United States and its European allies have imposed significant new sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may become restricted under applicable sanctions laws. All of the foregoing creates uncertainty around our ability to project the timing for enrollment of our Phase 2 trial for VTX002 and could impede the execution of such trial, which could materially harm our business.

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

•
incur unplanned costs;

•
be delayed in or prevented from obtaining marketing approval for our product candidates;

•
obtain approval for indications or patient populations that are not as broad as intended or desired;

•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings including boxed warnings;

•
be subject to changes in the way the product is administered;

•
be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;

•
have regulatory authorities withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;

•
be subject to the addition of labeling statements, such as warnings or contraindications;

•
be sued; or

•
experience damage to our reputation.

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

•
the size and nature of the patient population;

•
the number of ongoing and planned clinical trials in the indications that we are pursuing, such as UC and CD, which have very slow enrollment rates;

•
the severity of the disease under investigation;

•
the patient eligibility criteria defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;

•
the size of the study population required for analysis of the trial’s primary or secondary endpoints;

•
the proximity of patients to trial sites;

•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•
the efforts to facilitate timely enrollment in clinical trials and the effectiveness of recruiting publicity;

•
the patient referral practices of physicians;

•
physicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;

•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate or enrollment in these clinical trials may be slower than we anticipate, potentially affecting our timelines for approval of our product candidates;

•
patients that enroll in our clinical trials may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop such patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•
clinical investigators enrolling patients who do not meet the enrollment criteria, requiring the inclusion of additional patients in the clinical trial;

•
clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;

•
approval of new indications for existing therapies or approval of new therapies in general;

•
our contracted clinical sites’ or investigators’ ability to obtain and maintain patient consents;

•
amendments to our clinical protocols, which may affect enrollment in, or results of, our clinical trials, including amendments we have made to further define the patient population to be studied;

•
the impact of the current COVID-19 pandemic or other material adverse events, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials; and

•
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

•
develop safer, more convenient or more effective therapeutic products;

•
develop therapeutic products that are less expensive or have better reimbursement from private or public payors;

•
reach the market more rapidly, reducing the potential sales of our products; or

•
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

Universities and public and private research institutions in the United States and Europe are also potential competitors. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection that we may need for the development of our product candidates and that can be licensed or sold to other parties, including our competitors.

We are developing our lead product candidates, VTX958, VTX002 and VTX2735, for the treatment of inflammatory diseases and autoimmune disorders, such as psoriasis, UC and Crohn’s disease. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX958, if approved, it would compete with injected biologic therapies and non-injectable systemic therapies. In addition, we are aware of several companies with product candidates in development for the treatment of patients with psoriasis, including deucravacitinib, which is an oral TYK2 inhibitor being developed by BMS. With respect to VTX002, if approved, it would compete with a number of companies developing product candidates, as well as Zeposia (ozanimod), which is an S1PR modulator marketed by BMS. With respect to VTX2735, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including Inzomelid and Somalix being developed by Roche. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

As of February 1, 2022, we have a Phase 2 trial of VTX002 enrolling UC patients, a Phase 1 MAD trial of VTX958 enrolling healthy subjects, and a Phase 1 SAD/MAD trial of VTX2735 enrolling healthy subjects. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

•
regulators or Institutional Review Boards, or IRBs may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;

•
delays in reaching a consensus or inability to obtain agreement with regulatory agencies on study design or eligibility criteria for patient enrollment;

•
the FDA or comparable foreign regulatory authorities may disagree with our intended indications, study design or our interpretation of data from preclinical studies and clinical trials or find that a product candidate’s benefits do not outweigh its safety risks;

•
the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries (e.g., Australia, Russia, Poland, Ukraine, Germany, Belgium, Georgia, Hungary, Israel, Belarus and Italy);

•
the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;

•
delays in or failure to reach an agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•
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

•
delays in adding new investigators or clinical trial sites, or withdrawal of clinical trial sites from a study;

•
failure by our CROs, clinical trial sites or patients, or other third parties, or us to adhere to clinical study requirements, including regulatory, contractual or protocol requirements;

•
failure to perform in accordance with the GCP requirements, or applicable regulatory guidelines in other countries;

•
occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, and which may cause delays in our development programs, or changes to regulatory review times;

•
there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;

•
changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•
the cost of clinical studies of our product candidates being greater than we anticipate, or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of an NDA;

•
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

•
interruption of, or delays in receiving, supplies of our product candidates or other drugs or components of our therapies due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•
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

•
we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;

•
there may be changes to the therapeutics or their regulatory status, which we are administering in combination with our product candidates;

•
the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies;

•
the FDA or comparable regulatory authorities may take longer than we anticipate making a decision on our product candidates;

•
transfer of our manufacturing processes to our CMOs or other larger-scale facilities operated by a CMO or by us and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;

•
our use of different manufacturing processes within our clinical trials, and any effects that may result from the use of different processes on the clinical data that we have reported and will report in the future;

•
delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing, including as a result of any quality issues associated with the CMO; and

•
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

In addition, even if we successfully advance our product candidates or any future product candidates through clinical trials, such trials will only include a limited number of patients and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of patients are exposed to the product candidate after approval. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidates over a multi-year period.

If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by such products or products with similar mechanism of action, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;
•
we may be required to conduct additional clinical trials or post-approval studies;
•
we may be required to recall a product or change the way such product is administered to patients;
•
additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•
regulatory authorities may require the addition of labeling statements, such as a black box warning or a contraindication or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•
we may be required to implement a REMS or create a Medication Guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
•
we could be sued and held liable for harm caused to patients;
•
we may be subject to fines, injunctions or the imposition of criminal penalties;
•
the product may become less competitive; and
•
our reputation may suffer.

In particular, following the FDA’s review of a large randomized safety clinical trial of tofacitinib, a JAK inhibitor approved for the treatment of rheumatoid arthritis and UC, the FDA has determined there is an increased risk of serious heart-related events such as heart attack or stroke, blood clots, cancer and death associated with Xeljanz and Xeljanz XR (tofacitinib), and has issued black box warnings for certain JAK inhibitors in the same drug class as Xeljanz, including Olumiant (baricitinib) and Rinvoq (upadacitinib). The FDA is currently in the process of reviewing deucravacitinib, a TYK2 inhibitor, which has a target PDUFA date in September 2022. Because TYK2 is part of the JAK family, though distinct from other JAK family members, it is unclear whether the FDA will issue a black box warning for TYK2 inhibitors based on safety concerns associated with other JAK inhibitors. If the FDA considers TYK2 inhibitors to have similar safety concerns as other JAK inhibitors, then the FDA may issue black box warnings for TYK2 inhibitors, which may limit market acceptance of VTX958, our lead TYK2 inhibitor, if approved, and could negatively impact the future commercial prospects of VTX958.

If any of the foregoing events occurs, it could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if one or more of our product candidates prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•
inability to negotiate manufacturing and quality agreements with third parties under commercially reasonable terms;

•
reduced day-to-day control over the manufacturing process for our product candidates as a result of using third-party manufacturers for all aspects of manufacturing activities;

•
reduced control over the protection of our trade secrets, know-how and other proprietary information from misappropriation or inadvertent disclosure or from being used in such a way as to expose us to potential litigation;

•
termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our product candidates; and

•
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

•
safety and efficacy results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials;

•
after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;

•
we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

•
the standard of care may change as the result of new technology or therapies in our target clinical indications, precluding regulatory approval or limited commercial use if approved;

•
the effects our product candidates have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;

•
manufacturers may not meet the necessary standards for the production of the product candidates or may not be able to supply the product candidates in a sufficient quantity; and

•
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. As of December 31, 2021, we had an accumulated deficit of $117.8 million. In addition, our research and development and our operating costs have also been substantial and are expected to increase. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $286.7 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our

Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. We expect our current cash, cash equivalents and marketable securities will be sufficient to fund our operations into the first half of 2024. However, in order to complete the development of our current product candidates, and in order to implement our business plan, we anticipate that we will have to spend more than the funds currently available to us. Furthermore, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may require additional capital for the further development and, if approved, commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Moreover, our fixed expenses, such as rent and other contractual commitments, are substantial and are expected to increase in the future.

We will need to obtain additional financing to fund our future operations, including completing the development and, if approved, commercialization of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to:

•
progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture product candidates for the treatment of patients in our ongoing, planned and potential future clinical trials;

•
the continued effect of the COVID-19 pandemic on our business;

•
time and cost necessary to obtain regulatory approvals that may be required by regulatory authorities to execute clinical trials;

•
our ability to successfully commercialize any product candidates, if approved;

•
our ability to have clinical and commercial product successfully manufactured consistent with FDA and European Medicines Agency, or EMA, regulations;

•
our ability to achieve sufficient market acceptance and adequate market share and revenue for any approved products;

•
amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;

•
sales and marketing costs associated with commercializing any product candidates, if approved, including the cost and timing of building our marketing and sales capabilities;

•
cost of potentially building, staffing and validating our own manufacturing facility in the United States;

•
terms and timing of any potential future collaborations, milestone, royalty, licensing or other arrangements that we may establish;

•
cash requirements of any future acquisitions or the development of other product candidates;

•
costs of operating as a public company;

•
time and cost necessary to respond to technological, regulatory, political and market developments;

•
costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•
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

Our net operating loss carryforwards may expire and not be used. As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $26.7 million. Our U.S. federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, are not subject to expiration under the Internal Revenue Code of 1986, as amended, or the Code. For taxable years beginning after December 31, 2020, however, the deductibility of U.S. federal net operating losses arising in taxable years beginning after December 31, 2017, is limited to 80% of our current year taxable income. Additionally, our ability to use any net operating loss carryforwards to offset taxable income in the future will also be limited under Section 382 of the Code, if we undergo an “ownership change” (generally defined as a cumulative change in ownership by “5-percent shareholders” of more than 50% within a rolling three-year period).

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products, if approved. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection laws. Large judgements have also been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates, if approved. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for our products, if approved;

•
injury to our reputation or significant negative media attention;

•
withdrawal of clinical trial participants or sites and potential termination of clinical trial sites or entire clinical programs;

•
initiation of investigations by regulators, refusal to approve marketing applications or supplements, and withdrawal or limitation of product approvals;

•
costs to defend litigation;

•
a diversion of management’s time and our resources;

•
substantial monetary awards to trial participants or patients;

•
product recalls, withdrawals or labeling, marketing or promotional restrictions;

•
loss of revenue;

•
decrease in the price of our stock and overall value of our company;

•
exhaustion of our available insurance coverage and our capital resources; or

•
the inability to commercialize our product candidates.

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

•
if the COVID-19 pandemic continues or another pandemic occurs, it may negatively impact our ability to establish commercial operations, educate and interact with healthcare professionals, and successfully launch our product on a timely basis;

•
the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our current or future product candidates;

•
our inability to effectively oversee a geographically dispersed sales and marketing team;

•
the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;

•
an inability to secure adequate coverage and reimbursement by government and private health plans;

•
intense competition in the clinical indications for which the products are approved and any restrictions on the scope of claims that we may make for the products;

•
limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;

•
any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;

•
liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;

•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•
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

We have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors and others in the medical community. If any product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate sufficient product revenues or become profitable. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. The degree of market acceptance of any of our product candidates will depend on a number of factors, some of which are beyond our control, including:

•
the safety and efficacy of our product candidates;

•
the prevalence and severity of adverse events associated with our product candidates;

•
the clinical indications for which the products are approved and the approved claims that we may make for the products;

•
limitations or warnings contained in the product’s FDA-approved labeling, including potential limitations or warnings for such products that may be more restrictive than other competitive products;

•
distribution and use restrictions imposed by the FDA with respect to such product candidates or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan;

•
changes in the standard of care for the targeted indications for such product candidates;

•
the relative difficulty of administration of such product candidates;

•
cost of treatment as compared to the clinical benefit in relation to alternative treatments or therapies;

•
the availability of adequate coverage and reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;

•
the extent and strength of our marketing and distribution of such product candidates;

•
the safety, efficacy and other potential advantages of, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;

•
the timing of market introduction of such product candidates, as well as competitive products;

•
the reluctance of physicians to switch their patients’ therapeutics;

•
the reluctance of patients to switch from their existing therapeutics regardless of the safety and efficacy of newer therapeutics;

•
our ability to offer such product candidates for sale at competitive prices;

•
the extent and strength of our third-party manufacturer and supplier support;

•
adverse publicity about our product or favorable publicity about competitive products; and

•
potential product liability claims.

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

We are dependent upon information technology systems, infrastructure and data. In the ordinary course of our business, we directly or indirectly collect, use, generate, transfer, disclose, maintain, dispose of, or otherwise process (collectively, “Process” or “Processing”) sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third-party service providers. The secure Processing of this information is critical to our operations. The multitude and complexity of our computer systems and those of our CROs, CMOs, clinical sites or other contractors or consultants make them inherently vulnerable to service interruption or destruction, malicious intrusion attempts and other attacks, and random attacks. Data privacy or security breaches or incidents, whether resulting from inadvertent or intentional acts or omissions by third-party service providers, employees, contractors or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, business partners, or others may be exposed to unauthorized persons or to the public or otherwise lost, destroyed, altered, disclosed, disseminated, damaged, or otherwise Processed without authorization.

Although we take measures designed to protect such information from unauthorized Processing, our internal computer systems and those of our CROs, CMOs, clinical sites and other contractors and consultants are vulnerable to cyberattacks, computer viruses, bugs or worms, and other attacks by computer hackers, cracking, application security attacks, social engineering, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks (such as credential stuffing), extortion, and intentional disruptions of service; computer and network vulnerabilities or the negligence and malfeasance of individuals with authorized access to our information, failure or damage from natural disasters, terrorism, war, fire and telecommunication and electrical failures. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive customer information), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Third parties may also attempt to fraudulently induce our employees, contractors, consultants, or third-party service providers into disclosing sensitive information such as usernames, passwords, or other information or otherwise compromise the security of our computer systems, networks, and/or physical facilities in order to gain access to our data. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups, such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Additionally, due to the COVID-19 pandemic, some of our employees are working remotely, which may pose additional data security risks. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners, vendors, CROs, CMOs, clinical sites and other contractors and consultants will prevent service interruptions, or identify breaches or incidents in our or their systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches or incidents.

If any such event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss or unauthorized modification or unavailability of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, or may limit our ability to effectively execute a product recall, if required. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. To the extent that any disruption or security breach or incident were to result in a loss of or damage to our data or applications, or the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal, confidential, or proprietary information) processed or maintained on our behalf, or any of these is perceived or believed to have occurred, we could incur liability and the further development of any product candidates could be delayed. Any such event or the perception that it has occurred, could also result in legal claims, demands, proceedings, regulatory investigations or other proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, injunctive relief, mandatory corrective action, and other remedies, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates.

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

Executive orders have been issued by state and local governments in California and elsewhere, and states of emergency have been declared at the state and local level in most jurisdictions throughout the United States. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the COVID-19 pandemic or other infectious diseases could impact our personnel or personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. We are monitoring a number of risks related to the COVID-19 pandemic, including the following:

•
Financial: We anticipate that the pandemic could have an adverse financial impact in the short-term and potentially beyond. As a result of slower patient enrollment, we may not be able to complete our clinical trials as planned or in a timely manner. We expect to continue spending on research and development in the first quarter of 2022 and beyond, and we could also have unexpected expenses related to the COVID-19 pandemic. The short-term continued expenses, as well as the overall uncertainty and disruption caused by the COVID-19 pandemic, and any future pandemic, may cause a delay in our ability to commercialize a product and adversely impact our financial results.
•
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
•
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
•
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
•
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

Numerous laws and legislative and regulatory initiatives at the federal and state levels address privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California has enacted legislation—the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our Processing of personal information depending on the context. Further, California voters approved the California Privacy Rights Act of 2020, or CPRA, in November 2020. The CPRA goes into effect on January 1, 2023. The CPRA will, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law.

There are also various laws and regulations in other jurisdictions relating to privacy, data protection, and security. For example, the European Union, or EU, member states, the United Kingdom and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations on us. Moreover, the EU Data Protection Directive, which formerly governed the collection, Processing and other use of personal health or other data in the EU, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to such individuals, the security and confidentiality of the personal data, data breach notification, the adoption of appropriate privacy governance, including policies, procedures, training and audits, and the use of third-party processors in connection with the Processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S. In July 2020, in its Schrems II ruling, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield data transfer mechanism, limiting how organizations could lawfully transfer personal data from the EEA to the U.S. Other data transfer mechanisms such as the Standard Contractual Clauses approved by the European Commission have faced challenges in European courts (including being called into question in Schrems II), may require additional risk analysis and supplemental measures to be used, and may be challenged, suspended or invalidated. In addition, the European Commission provided updated versions of the Standard Contractual Clauses in June 2021 that are required to be implemented over time. These and other developments relating to cross-border transfers of personal data may cause us to have to make further expenditures on local infrastructure, limit our ability to Process personal data, change internal business processes or otherwise affect or restrict sales and operation. Notably, the GDPR provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant entity, whichever is greater.

The United Kingdom implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for application of the GDPR in the United Kingdom, and the United Kingdom has implemented a version of the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of annual global revenues. These developments could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. On June 28, 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, allowing personal data transfers from EU member states to the United Kingdom to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. We may incur substantial expense in complying with obligations under United Kingdom laws and regulations relating to privacy, data protection, and data security, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy or data protection laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized Processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our CROs or business associates or another third party, or the perception that any of these have occurred, could adversely affect our business, financial condition and results of operations, including but not limited to: costs associated with any investigation or other regulatory proceeding, or private claims or demands; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief. The recent implementation of the CCPA and GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the CCPA, GDPR and other applicable laws and regulations, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU, the United Kingdom and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

We cannot assure you that our CROs or other third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches, which could have a corresponding effect on our business, including putting us in breach of our obligations under laws and regulations relating to privacy, data protection, or data security and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party Processing of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

While we maintain insurance coverage, we cannot assure that such coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse effects arising out of our privacy and security practices or otherwise relating to any actual or perceived privacy or data security breach or incident, or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

•
identifying, recruiting, integrating, maintaining and motivating additional employees;

•
managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•
improving our operational, financial and management controls, reporting systems and procedures.

As of December 31, 2021, we had 27 full-time employees, compared to 13 full-time employees as of December 31, 2020, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations

Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses from time to time. Any potential acquisition or strategic partnership may entail numerous risks, including:

•
increased operating expenses and cash requirements;

•
the assumption or incurrence of additional indebtedness or contingent liabilities;

•
dilution resulting from the issuance of our equity securities;

•
assimilation of operations, intellectual property and products of an acquired company or product, including difficulties associated with integrating new personnel;

•
acquisition of intangible assets that could results in significant future amortization expenses;

•
the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•
retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•
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

•
the availability of financial resources to commence and complete the planned clinical trials;

•
reaching agreement on acceptable contract terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•
obtaining approval at each clinical trial site by an IRB or central IRB;

•
recruiting suitable patients to participate in a clinical trial;

•
having patients complete a clinical trial or return for post-treatment follow-up;

•
clinical trial sites deviating from trial protocol or dropping out of a clinical trial;

•
adding new clinical trial sites;

•
manufacturing sufficient quantities of qualified materials under cGMP and applying them on a subject by subject basis for use in clinical trials; or

•
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

Our product candidates are in the early stages of development. We currently have an ongoing Phase 2 trial to evaluate VTX002 in UC patients, an ongoing Phase 1 MAD trial to evaluate VTX958 in healthy subjects and an ongoing Phase 1 SAD/MAD trial to evaluate VTX2735 in healthy subjects. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of VTX958, VTX002, VTX2735 or other product candidates that meets our minimum specifications. In addition, VTX958, VTX002 and VTX2735 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of VTX958, VTX002 and VTX2735 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

•
differing regulatory requirements in foreign countries;

•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•
economic weakness, including inflation, or political instability in particular foreign economies and markets;

•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•
foreign taxes, including withholding of payroll taxes;

•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•
difficulties staffing and managing foreign operations;

•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•
differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;

•
potential liability under the U.S. Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;

•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•
the impact of public health epidemics on the global economy, such as the coronavirus pandemic currently having an impact throughout the world; and

•
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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of such product candidates. The FDA may also require a REMS to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require post-approval Phase 4 studies. Moreover, the FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may withdraw approval, require labeling changes, such as black box warnings, or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

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

Later discovery of previously unknown problems with our product candidates or safety concerns with other products in the same drug class or sharing the same mechanism of action as our product candidates, including adverse events of unanticipated severity or frequency, that the product candidate is less safe or effective than previously thought, problems with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing, distribution, or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•
imposition of a REMS, which may include distribution or use restrictions;

•
requirements to conduct additional post-market clinical trials to assess the safety of the product;

•
restrictions on the labeling of our product candidates, including required additional warnings, such as black box warnings, contraindications, precautions and restrictions on the approved indication or use;

•
modifications to promotional pieces;

•
changes to product labeling or the way the product is administered;

•
liability for harm caused to patients or subjects;

•
fines, restitution, disgorgement, warning letters, untitled letters or holds on or termination of clinical trials;

•
refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•
product seizure or detention or refusal to permit the import or export of our product candidates;

•
injunctions or the imposition of civil or criminal penalties, including imprisonment;

•
FDA debarment, debarment from government contracts, and refusal of future orders under existing contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements;

•
regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product candidate;

•
reputational harm; or

•
the product becoming less competitive.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In response to the COVID-19 pandemic, the FDA recently announced that it will continue to postpone domestic and foreign routine surveillance inspections due to COVID-19. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and disruptions could potentially impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Government authorities and third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;

•
safe, effective and medically necessary;

•
appropriate for the specific patient;

•
cost-effective; and

•
neither experimental nor investigational.

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

•
the demand for our product candidates, if we obtain regulatory approval;

•
our ability to set a price that we believe is fair for our product candidates;

•
our ability to generate revenue and achieve or maintain profitability;

•
the level of taxes that we are required to pay; and

•
the availability of capital.

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

Additional federal and state healthcare reform measures may be adopted in the future that may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our biopharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. For example, under the American Rescue Plan of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry, including heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The HHS has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. While no legislation or administrative actions have been finalized to implement these principles, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the biopharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.

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

•
if and when patents may issue based on our patent applications;

•
the scope of protection of any patent issuing based on our patent applications;

•
whether the claims of any patent issuing based on our patent applications will provide protection against competitors;

•
whether or not third parties will find ways to invalidate or circumvent our patent rights;

•
whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;

•
whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;

•
whether the patent applications that we own will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries; and/or

•
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

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make product candidates that are similar to ours, but that are not covered by the claims of the patents that we own;

•
we or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own;

•
we or future collaborators might not have been the first to file patent applications covering certain of our inventions;

•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•
it is possible that noncompliance with the USPTO and foreign governmental patent agencies requirement for a number of procedural, documentary, fee payment and other provisions during the patent process can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

•
it is possible that our pending patent applications will not lead to issued patents;

•
issued patents that we own may be revoked, modified or held invalid or unenforceable, as a result of legal challenges by our competitors;

•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•
we may not develop additional proprietary technologies that are patentable;

•
we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own will result in issued patents with claims directed to our product candidates or uses thereof in the United States or in other foreign countries;

•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns;

•
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates;

•
the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;

•
if enforced, a court may not hold that our patents are valid, enforceable and infringed;

•
we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;

•
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property;

•
we may fail to adequately protect and police our trademarks and trade secrets; and

•
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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our stock price may be volatile, and you could lose all or part of your investment.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

•
volatility and instability in the financial markets, capital markets due to the COVID-19 pandemic;

•
announcements of the results of clinical trials by us, our collaborators or our competitors, or negative developments with respect to similar products, including those being developed by our collaborators or our competitors;

•
developments with respect to patents or proprietary rights;

•
announcements of technological innovations by us or our competitors;

•
announcements of new products or new contracts by us or our competitors;

•
actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•
changes in financial estimates by equities research analysts and whether our earnings meet or exceed such estimates;

•
announcement or expectation of additional financing efforts;

•
sales of our common stock by us, our insiders, or other stockholders;

•
expiration of market standoff or lock-up agreements;

•
conditions and trends in the pharmaceutical, biotechnology and other industries;

•
receipt, or lack of receipt, of funding in support of conducting our business;

•
regulatory developments within, and outside of, the United States, including changes in the structure of health care payment systems;

•
litigation or arbitration;

•
the COVID-19 pandemic, natural disasters, or major catastrophic events;

•
general economic, political and market conditions and other factors; and

•
the occurrence of any of the risks described in this “Risk Factors” section.

From October 21, 2021 until March 18, 2022, the closing price of our common stock has ranged from a low of $10.00 to a high of $23.07. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of December 31, 2021, we had 50,408,830 outstanding shares of common stock. All of these shares will be available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company, beginning in April 2022 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering. However, our underwriters may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

Our board of directors is authorized to issue and designate shares of our convertible preferred stock in additional series without stockholder approval.

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue shares of our convertible preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of convertible preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of convertible preferred stock may be senior to or on parity with our common stock, which may reduce its value.

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

•
permit our board of directors to issue shares of convertible preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in our control;

•
provide that the authorized number of directors may be changed only by resolution of the board of directors, subject to the rights of any holders of convertible preferred stock;

•
provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•
provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also meet specific requirements as to the form and content of a stockholder’s notice;

•
do not provide for cumulative voting rights (therefore allowing the holders of a plurality of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

•
provide that special meetings of our stockholders may be called only by the board of directors, the chairman of the board of directors, our chief executive officer or president (in the absence of a chief executive officer); and

•
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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•
any derivative action or proceeding brought on our behalf;

•
any action asserting a claim of breach of fiduciary duty;

•
any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation or our bylaws; and

•
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

•
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

•
We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•
We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•
We are not obligated pursuant to our bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•
The rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•
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

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•
reduced disclosure obligations regarding executive compensation; and

•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

In addition, we are also a “smaller reporting company” because the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our initial public offering was less than $700 million as of June 30, 2021 and our annual revenue was less than $100 million during the fiscal year ended December 31, 2021. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30th in the most recently completed fiscal year, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30th in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until our second annual report on Form 10-K. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

We do not currently have any internal audit function. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Our business, financial condition, results of operations or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, or additional global financial crises, including those related to the COVID-19 pandemic, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We incur significant costs as a result of being a public company, which may adversely affect our business, financial condition, results of operations, prospects, and the price of our common stock.

We incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Exchange Act of 1934, as amended (the Exchange Act), as well as the rules of Nasdaq. These rules and regulations can significantly increase our accounting, legal, insurance, financial compliance and other costs and make some activities more time consuming. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Nasdaq requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and Nasdaq requirements, significant resources and management oversight will be required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease 6,815 square feet of office space for our headquarters in Encinitas, California. The leases have a term through June 2026.

We also lease 2,153 square feet of office and laboratory space in Ghent, Belgium. The lease has a term through June 2024.

Management believes that the office and laboratory space is suitable and adequate to meet our anticipated near-term needs.

Item 3. Legal Proceedings

The information set forth in Note 7 “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements included in the accompanying audited consolidated financial statements of this Annual Report on Form 10-K, is incorporated herein by this reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “VTYX.”

Stockholders

As of March 18, 2022, we have 50,729,820 shares of common stock outstanding held by 67 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business. Any future determination related to dividend policy will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Sales of Unregistered Securities

There were no sales of unregistered securities by us during the fourth quarter of 2021 that were not previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section of this Annual Report on Form 10-K titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements” for additional information.

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. Our lead clinical product candidate, VTX958, is a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor currently in a Phase 1 multiple ascending dose trial. We expect to initiate Phase 2 trials in the second half of 2022 with VTX958 for one or more therapeutic indications, such as for psoriasis, psoriatic arthritis and Crohn’s disease, among other potential indications for VTX958. In addition, we are developing VTX002, a Sphingosine 1 phosphate receptor (S1P1R) modulator in Phase 2 development for ulcerative colitis. We initiated a Phase 2 trial with VTX002 in the fourth quarter of 2021 in patients with moderate to severe ulcerative colitis. Our third product candidate, VTX2735, a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor is currently in a Phase 1 trial. In addition to VTX2735, we nominated VTX3232, our lead CNS-penetrant NLRP3 inhibitor, as a clinical development candidate in the fourth quarter of 2021 and plan to submit an Investigational New Drug (“IND”) application for this program in the fourth quarter of 2022 with Phase 1 studies planned for the first quarter of 2023. See Part I, Item 1 of this Annual Report on Form 10-K for further information about our business and drug product candidates.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $83.7 million and $28.2 million for the years ended December 31, 2021 and December 31, 2020, respectively. We had an accumulated deficit of $117.8 million as of December 31, 2021. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

Initial Public Offering

On October 25, 2021, we completed an initial public offering of our common stock in which we issued an aggregate of 10,893,554 shares of our common stock (inclusive of 1,420,898 shares pursuant to the underwriters’ over-allotment option) at a price of $16.00 per share. The Company received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions of $12.2 million and other offering expenses of $3.3 million.

Asset Acquisitions

In connection with our Series A and Series A-1 Convertible Preferred Stock financing, in February 2021, we acquired all of the outstanding equity and convertible debt interests of Oppilan Pharma Ltd. (Oppilan) and Zomagen Biosciences Ltd. (Zomagen) which qualified as asset acquisitions for accounting purposes (the Asset Acquisitions). Certain investors or Oppilan and Zomagen were also investors of the Company and are considered related parties. Details of the Asset Acquisitions are as follows:

•
Pursuant to the terms of the Share Purchase Agreement (the Oppilan Purchase Agreement), upon closing, we issued to the shareholders of Oppilan 360,854 shares of our common stock valued at $3.06 per share, 4,049,143 shares of our Series A-1 Convertible Preferred Stock valued at $3.06 per share and options to purchase 75,955 shares of our common stock valued at a weighted average fair value of $1.86 per share in exchange for all of the outstanding equity interests of Oppilan. Oppilan’s lead candidate, VTX002, a modulator of the S1P receptor that has a unique pharmacokinetic and pharmacodynamic profile and has completed Phase 1 clinical testing. A Phase 2 clinical trial of VTX002 for the treatment of moderate-to-severe ulcerative colitis was initiated in the fourth quarter of 2021.

•
Pursuant to the terms of the Share Purchase Agreement (the Zomagen Purchase Agreement), upon closing, we issued to the shareholders of Zomagen 457,944 shares of our common stock valued at $3.06 per share, 2,003,768 shares of our Series A-1 Convertible Preferred Stock valued at $3.06 per share and options to purchase 30,483 shares of our common stock valued at a weighted average fair value of $2.87 per share in exchange for all of the outstanding equity interests of Zomagen. Zomagen’s lead candidate, VTX2735, is a NLRP3 inhibitor currently in a Phase 1 trial.

The fair value of total cost of the Asset Acquisitions was $14.0 million and $7.8 million for Oppilan and Zomagen, respectively. The excess of the cost of acquisition over net assets acquired was $12.8 million and $8.9 million for Oppilan and Zomagen, respectively. We determined that there is no alternative future use of the in-process research and development (IPR&D) assets acquired from either acquisition. In accordance with the accounting for Asset Acquisitions, the excess of the cost of acquisition over net assets acquired was expensed as IPR&D at the respective acquisition date. For the year ended December 31, 2021, we recorded the excess IPR&D costs of $21.7 million in research and development costs within our consolidated statements of operations and comprehensive loss.

Convertible Preferred Stock

On February 26, 2021, the Company received gross proceeds of $57.3 million in cash in connection with its Series A Convertible Preferred Stock (“Series A Preferred Stock”) financing from various related party investors. The Series A purchase agreement allowed the original investors to purchase an additional 6,250,504 shares of Series A Convertible Preferred Shares (the “Additional Shares”), on the same terms and conditions as the original issuance at the original issue price of $9.12 per share (the “Second Closing” or “Tranche Liability”) upon the election of at least a majority of the then outstanding shares. On June 10, 2021, the Series A Preferred Stock investors exercised their right to purchase the Additional Shares, and the Company received an additional $57.0 million in proceeds in the second closing of the Series A Preferred Stock financing.

On February 26, 2021, the Company issued 4,049,143 and 2,003,768 shares of Series A-1 Convertible Preferred Stock to the former equity and debt security holders of Oppilan and Zomagen, respectively. Additionally, on February 26, 2021, the Company issued 12,713,585 shares of Series A-1 Convertible Preferred Stock upon the conversion of the convertible promissory notes and convertible SAFE notes with a principal amount outstanding of $9.8 million.

On September 9, 2021, the Company received gross proceeds of $51.0 million in cash in connection with its Series B Convertible Preferred Stock financing from various related party investors.

In connection with the closing of the initial public offering, all 12.5 million outstanding shares of Series A Preferred Stock, 18.8 million outstanding shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) and 4.0 million shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) converted into an aggregate of 35.3 million shares of common stock.

COVID-19

The global COVID-19 pandemic and the related variant continues to rapidly evolve. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our operations and those of our CROs, third-party manufacturers and other third parties with whom we do business, as well as its potential impact on regulatory authorities and our ability to attract and retain key scientific and management personnel. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

We are conducting business as usual, with necessary or advisable modifications, and have modified our business practices, including but not limited to, modifying employee travel and allowing office employees to work remotely. We will continue to actively monitor the rapidly evolving situation related to COVID-19. We may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

Business Update Regarding Military Action in Ukraine

We are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to severe UC in Russia, Belarus and Ukraine. As a result of the military conflict in Ukraine, some clinical trial site operations in Ukraine have been shut down, thus impacting our ongoing clinical trial patients at affected sites. Our operations at additional sites in the region could also be impacted in the future. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. All of the foregoing creates uncertainty around our ability to project the timing for enrollment of our Phase 2 trial for VTX002 and could impede the execution of such trial and require us to expand clinical site operations in other countries.

We have no way to predict the progress or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations and business outlook.

Financial Operations Overview

Revenues

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. We may also generate revenues in the future from payments or royalties associated with potential partnering or collaboration agreements, but have no plans to enter into such arrangements at this time.

Research and Development Expenses

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. Research and development costs include salaries, payroll taxes, employee benefits and stock-based compensation charges for those individuals involved in our ongoing research and development efforts; as well as fees paid to consultants and third party research organizations, and the costs of laboratory supplies and development compound materials. Costs incurred in our research and development efforts are expensed as incurred.

We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or external consultant costs to specific product candidates or development programs. These costs are included in unallocated research and development expenses. The following table summarizes research and development expenses by product candidate or development program (in thousands):

	Year Ended December 31,
	2021	2020
VTX958	$12,522	$3,161
VTX002	11,222	—
VTX2735	4,384	—
Unallocated research and development expenses	30,353	3,205
Total research and development expenses	$58,481	$6,366

We did not separately categorize costs related to VTX3232 in the table above due to the early-stage development status of the drug product candidate during the periods presented.

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

General and Administrative Expenses

General and administrative expenses are related to finance, human resources, legal and patent costs our other administrative activities. These expenses consist primarily of personnel costs, including stock-based compensation expenses, outside services, legal expenses, management fees and other general and administrative costs.

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

Interest Expense – Related Parties

Interest expense consists of interest on our convertible notes that converted in February 2021 in connection with the closing of our Series A and Series A-1 Preferred Stock financing.

Increase in Fair Value of Change of Control Derivative Liability – Related Parties

We issued convertible promissory notes in 2019 and 2020. The notes included a change of control feature for which we recorded a liability measured at fair value. Until their conversion into Series A-1 Preferred Stock in February 2021, we adjusted the carrying value of our change in control feature to its estimated fair value at each reporting date, with the increases in fair value of the change of control feature recorded in our consolidated statements of operations and comprehensive loss.

We estimated the fair value of our change of control feature using a combination of probability analysis and Monte Carlo simulation methodology. Probabilities were used to establish a distribution of time to a financing or change of control and Monte Carlo simulation was used to forecast future equity values at the time of either event, which then were used to estimate the future values of the notes upon either event. The key inputs to the Monte Carlo simulation included inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion into common shares at the conversion rate in the event of a change in control or major transaction (e.g., liquidity). Fair value measurements are highly sensitive to changes in these inputs and significant changes could have resulted in significantly higher or lower fair value and resulting expense or gain.

Increase in Fair Value of Convertible SAFE Notes – Related Parties

We issued SAFEs in 2019 and 2020 which we accounted for at fair value. Until their conversion into Series A-1 Preferred Stock in February 2021, we adjusted the carrying value of our SAFEs to their estimated fair value at each reporting date, with the increases in fair value of the SAFEs recorded in our consolidated statements of operations and comprehensive loss.

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

Increase in Fair Value of Series A Tranche Liability – Related Parties

On February 26, 2021, we issued 6,283,401 shares of our Series A Preferred Stock for gross proceeds of $57.3 million at the original issue price of $9.12 per share. The Series A purchase agreement allowed the original investors to purchase an additional 6,250,504 shares of the Additional Shares on the same terms and conditions as the original issuance at the original issuance price of $9.12 per share. In addition, we were obligated to issue 507,133 shares of common stock to a Series A investor if such investor participated in the second tranche. We concluded that these rights or obligations of the investors to participate in the second tranche of the Series A Preferred Stock met the definition of a freestanding instrument that was required to be recorded as a liability at fair value (“Series A tranche liability”). Given the common shares were linked to the second tranche, they were also considered a component of the Tranche Liability. On June 10, 2021, the investors purchased an additional 6,250,504 shares of our Series A Preferred Stock, on the same terms and conditions as the original issuance for gross proceeds of $57.0 million in a second closing. Until the conversion of our Series A tranche liability into Series A Preferred Stock on June 10, 2021, we adjusted the carrying value of our Series A tranche liability to its estimated fair value at each reporting date, with the increases in fair value of the Series A tranche liability recorded as an increase in fair value of our Series A tranche liability in our consolidated statements of operations and comprehensive loss.

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

Results of Operations

The presentation of our consolidated financial statements for the year ended December 31, 2021, reflect the financial results of Ventyx Biosciences, Inc., and the financial results of our two acquired subsidiaries, Oppilan and Zomagen, from the acquisition date to December 31, 2021, on a consolidated basis.

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our consolidated results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development (includes related party amounts of $1,234 and $965, respectively)	$58,481	$6,366	$52,115
General and administrative (includes related party amounts of $124 and $400, respectively)	8,666	684	7,982
Total operating expenses	67,147	7,050	60,097
Loss from operations	(67,147)	(7,050)	(60,097)
Other (income) expense:
Other (income) expense	(27)	1	(28)
Interest expense - related party	99	358	(259)
Change in fair value of notes and derivative - related party	11,051	20,765	(9,714)
Change in fair value of Series A tranche liability	5,476	—	5,476
Total other expense	16,599	21,124	(4,525)
Net loss	(83,746)	(28,174)	(55,572)
Unrealized loss on marketable securities	(69)	—	(69)
Foreign currency translation	11	—	11
Comprehensive loss	$(83,804)	$(28,174)	$(55,630)

Research and Development Expense

Research and development expenses were $58.5 million and $6.4 million for the years ended December 31, 2021 and 2020, respectively. The increase of $52.1 million was due primarily to $21.7 million of IPR&D expenses associated with the acquisitions of Oppilan and Zomagen (related to there being no alternative future use of the IPR&D assets acquired), and increases in costs associated with the Phase 1 trial for VTX958 of $7.9 million, compensation related expenses of $3.4 million, stock-based compensation expense of $0.8 million and consultant fees of $0.6 million. The remaining increase is attributable to increased expenses from the operations of Oppilan and Zomagen following their acquisition. The increased expenses from the operations of Oppilan were attributable to costs associated with the Phase 2 trial for VTX002 of $10.9 million. The increased expenses from the operations of Zomagen were primarily attributable to costs associated with the Phase 1 trial for VTX2735 of $3.3 million and drug candidate discovery costs of $2.8 million.

General and Administrative Expense

General and administrative expenses were $8.7 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. The increase of $8.0 million was primarily due to an increase in personnel costs, including stock-based compensation and professional service fees. The remaining increase is attributable to increased expenses from the operations of Oppilan and Zomagen following their acquisition.

Other Expense

Other expenses were $16.6 million and $21.1 million for the years ended December 31, 2021 and 2020, respectively. The decrease of $4.5 million was due primarily to a decrease in the change in fair value of the related party notes and the associated derivative, offset by an increase in the change in fair value of the Series A tranche liability.

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2021, we have funded our operations primarily through the issuance of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. Additionally, in October 2021 through our initial public offering (IPO), we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $286.7 million.

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

Based upon our current operating plan, we expect that the net proceeds from our IPO, together with our cash, cash equivalents and marketable securities as of December 31, 2021, will enable us to fund our operating expenses and capital expenditures requirements into the first half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

The Company enters into contracts in the normal course of business with various third-party consultants, contract research organizations ("CRO") and contract manufacturing organizations ("CMO") for preclinical research, clinical trials and manufacturing activities. These contracts generally provide for termination upon notice. Payments due upon cancellation consist of cancellation fees and payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. Actual expenses associated with these arrangements may be higher or lower than anticipated due to various factors, including progress of our development candidates, enrollment in ongoing clinical trials, which may be competitive and challenging and results from our ongoing and planned clinical trials.

Material short-term liquidity needs relate to $0.4 million related to future minimum rental payments. Material long-term liquidity needs pertaining to our operating leases on an undiscounted basis is approximately $1.3 million with our latest minimum rental payment due in June 2026. Currently, we have no short-term or long-term purchase commitments.

Our capital expenditures to date have been immaterial and we do not expect to incur significant costs related to capital expenditures in the short or long-term.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $286.7 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(38,650)	$(6,195)
Investing activities	$(214,365)	$—
Financing activities	$323,551	$6,130

Operating Activities

Net cash used in operating activities was $38.7 million for the year ended December 31, 2021 and was primarily due to our net loss of $83.7 million offset by $41.1 million for noncash items and a net increase of $4.0 million in operating assets and liabilities. The noncash items included $21.7 million for acquired in-process research and development expense, $16.6 million due to the change in the fair value of related party notes, the associated derivative, and the Series A tranche liability, and $2.7 million from stock-based compensation expense. The $4.0 million change in operating assets and liabilities was primarily attributable to increases in accrued expenses of $6.0 million and accounts payable of $2.4 million, offset by an increase in prepaid expenses and other assets of $4.4 million.

Net cash used in operating activities was $6.2 million for the year ended December 31, 2020 and was primarily due to our net loss of $28.2 million offset by $21.2 million for noncash items and a $0.8 million increase in operating assets and liabilities. The noncash items were comprised of $20.8 million pertaining to the change in the fair value of related party notes and the associated derivative and $0.4 million from related party interest expense. The change in operating assets and liabilities primarily related to increases in accounts payable of $0.6 million and accrued expenses of $0.2 million.

Investing Activities

Net cash used in investing activities was $214.4 million for the year ended December 31, 2021 related to the purchase of $232.5 million of investments in available-for-sale marketable securities, partially offset by $16.5 million of proceeds from maturities of available-for-sale marketable securities and $1.9 million of net cash assumed in connection with the acquisition of Oppilan and Zomagen. We had no cash flows from investing activities for the year ended December 31, 2020.

Financing Activities

Net cash provided by financing activities was $323.6 million and $6.1 million for the years ended December 31, 2021 and 2020, respectively. The net cash provided by financing activities for the year ended December 31, 2021 was primarily attributable to $164.2 million of proceeds from the issuance of our Series A and Series B Preferred Stock net of offering costs, $158.8 million of proceeds from the issuance of our common stock in connection with our IPO, net of underwriting discounts and commissions and offering expenses and $0.5 million of net proceeds from the issuance of SAFEs. Net cash provided by financing activities for the year ended December 31, 2020 was attributable to net proceeds from the issuance of SAFEs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accruals for research and development expenses, stock-based compensation and fair value measurements. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements.

Acquisitions

We account for acquisitions of an asset or group of similar identifiable assets that do not meet the definition of a business as asset acquisitions. Intangible assets acquired in an asset acquisition for use in research and development activities which have no alternative future use are expensed as in-process research and development (IPR&D) on the acquisition date. In connection with the acquisitions of Oppilan and Zomagen as described above, we considered the accounting treatment for the acquisitions in accordance with GAAP. We apply judgment when concluding if our acquisitions meet the definition of a business in accordance with GAAP and substantially all of the fair value of the gross assets acquired are concentrated in a group of similar assets. We determined that substantially all of the fair value of the net assets acquired of Oppilan and Zomagen were concentrated in a group of similar assets. As a result, the transactions were accounted for as an asset acquisition and as such, no goodwill was recorded. The excess of the cost of the acquisitions over the net assets acquired was classified as IPR&D assets and expensed at the acquisition date as we determined there was no alternative future use.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each consolidated balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each consolidated balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expenses when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted, if any, during the years ended December 31, 2021 and 2020.

Common Stock Valuations

Prior to our IPO, there was no public market for our common stock and our board of directors determined the fair value of our common stock at the time of the grant of stock options and restricted stock awards by considering a number of objective and subjective factors, including:

•
valuations of our common stock performed with the assistance of independent third-party valuation specialists;
•
our stage of development and business strategy, including the status of research and development efforts of our platforms, programs and product candidates, and the material risks related to our business and industry;
•
our results of operations and financial position, including our levels of available capital resources;
•
the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
•
the lack of marketability of our common stock as a private company;
•
the prices of our convertible preferred stock sold to investors in arm’s length transactions and the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•
the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a sale of our company, given prevailing market conditions;
•
trends and developments in our industry; and
•
external market conditions affecting the life sciences and biotechnology industry sectors.

Prior to our IPO, determinations of the fair value of our common stock includes valuations prepared by an independent third-party valuation specialist using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation (the Practice Aid). We estimated the enterprise value of our business using a market approach. In accordance with the Practice Aid, we considered the various methods for allocating the enterprise value across our classes and series of capital stock to determine the fair value of our common stock at each valuation date. Based on our stage of development and other relevant factors, we concluded that the Option Pricing Method (OPM) was most appropriate for the valuation of our common stock performed by an independent third-party valuation specialist.

In February 2021, as a result of our Series A and Series A-1 Convertible Preferred Stock financing, we updated our market approach to include the back-solve method that assigns an implied enterprise value based on the most recent round of funding or investment and allows for the incorporation of the implied future benefits and risks of the investment decision assigned by an outside investor. In consideration of the IPO, we allocated enterprise value using a hybrid method of the probability weighted expected return method (PWERM), whereby the enterprise value in the IPO scenario is allocated to each class of shares using the fully-diluted shares outstanding and whereby the enterprise value in the non-IPO scenario is allocated using an OPM to reflect the full distribution of possible non-IPO outcomes. The hybrid method is useful when certain discrete future outcomes can be predicted, but also accounts for uncertainty regarding the timing or likelihood of specific alternative exit events.

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Since our IPO in October 2021, the fair value of our common stock is based on the closing price of our common stock as quoted on the date of grant on the Nasdaq Global Select Market (Nasdaq).

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

We are also a “smaller reporting company” because the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our initial public offering is less than $700 million as of June 30, 2021, and our annual revenue was less than $100 million during the fiscal year ended December 31, 2021. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial positions, results of operations or cash flows is disclosed in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included in Part IV, Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report on management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm is not required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company,” as defined under the JOBS Act, or a “non-accelerated filer” under SEC rules.

Item 9B. Other Information

Continuation of Dr. Gujrathi as Executive Chairperson

Dr. Gujrathi served as our Executive Chairperson from May 14, 2021 to January 23, 2022. On January 23, 2022, pursuant to the terms of her offer letter with the Company, Dr. Gujrathi automatically transitioned to the role of Non-Executive Chairperson of the Board. On March 22, 2022, after due consideration of her prior and ongoing services, the Board approved (i) Dr. Gujrathi transitioning back to Executive Chairperson of the Board, effective immediately, and (ii) the payment to Dr. Gujrathi of a cash fee, based on an annual rate of $125,000, for her services as Executive Chairperson, retroactive to January 23, 2022, on the terms set forth in her offer letter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions “Board of Directors and Corporate Governance,” “Election of Class I Directors” and “Executive Officers.”

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on the governance page on our website which is located at https://ir.ventyxbio.com/corporate-governance/documents-and-charters. We will post any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions “Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto. The Exhibits are listed in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Asset Purchase Agreement, dated as of February 7, 2019, by and between Vimalan Biosciences, Inc. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

2.2

Share Purchase Agreement, dated as of February 26, 2021, by and among the Registrant, Zomagen Biosciences Ltd. and certain of its Securityholders (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

2.3

Share Purchase Agreement, dated as of February 26, 2021, by and among the Registrant, Oppilan Pharma Ltd. and certain of its Securityholders (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

4.1

Amended and Restated Investors’ Rights Agreement, dated as of September 9, 2021, by and among the Registrant and certain of its Stockholders (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

4.3*	Description of Common Stock.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.2+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.3+

2021 Equity Incentive Plan and forms of agreements thereunder, to be in effect upon the completion of this offering (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.4+

2021 Employee Stock Purchase Plan, to be in effect upon the completion of this offering (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.5+

Confirmatory Offer Letter, dated as of October 7, 2021, by and between Raju Mohan, Ph.D. and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.6+

Confirmatory Offer Letter, dated as of October 7, 2021, by and between Christopher Krueger, J.D., M.B.A. and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.7+

Confirmatory Offer Letter, dated as of October 7, 2021, by and between John Nuss, Ph.D. and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.8+

Confirmatory Offer Letter, dated as of October 7, 2021, by and between Martin Auster, M.D. and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.9+

Executive Chairperson Offer Letter, dated as of May 14, 2021, by and between Sheila Gujrathi, M.D. and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.10+

Offer Letter, dated as of May 21, 2021, by and between William R. White, J.D., M.P.P. and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.11

Lease, dated as of June 14, 2021, by and among Charlotta Partners, Inc., 9310 Towne Centre Drive Harrison-1, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.12

Master Services Agreement, dated as of January 17, 2019, by and between the Registrant and Bayside Pharma, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.13

Confirmatory Offer Letter, dated as of October 7, 2021, by and between the Registrant and Jörn Drappa, M.D., Ph.D (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.14

Standard Multi-Tenant Office Lease, dated as of September 15, 2021, by and among Charlotta Partners, Inc., 9310 Towne Centre Drive Harrison-1, LLC and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.15+*	Executive Chairperson Services Agreement, dated as of May 14, 2021, by and between Sheila Gujrathi, M.D. and the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

The Company has elected to not include a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ventyx Biosciences, Inc.

Date: March 23, 2022	By:	/s/ Raju Mohan
Raju Mohan, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: March 23, 2022	By:	/s/ Martin Auster
Martin Auster, M.D. Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raju Mohan, Ph.D. and Martin Auster, M.D., as such individual’s true and lawful attorney in fact and agent with full power of substitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney in fact, proxy and agent, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raju Mohan	Chief Executive Officer and Director	March 23, 2022
Raju Mohan, Ph.D.	(Principal Executive Officer)

/s/ Martin Auster	Chief Financial Officer	March 23, 2022
Martin Auster, M.D.	(Principal Financial and Accounting Officer)

/s/ Sheila Gujrathi	Executive Chairperson	March 23, 2022
Sheila Gujrathi, M.D.

/s/ Jigar Choksey	Director	March 23, 2022
Jigar Choksey, M.B.A.

/s/ Richard Gaster	Director	March 23, 2022
Richard Gaster, M.D., Ph.D.

/s/ Aaron Royston	Director	March 23, 2022
Aaron Royston, M.D., M.B.A.

/s/ Somasundaram Subramaniam	Director	March 23, 2022
Somasundaram Subramaniam, M.B.A.

/s/ William White	Director	March 23, 2022
William White, J.D., M.P.P.

VENTYX BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ventyx Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ventyx Biosciences, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financing reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Diego, California

March 23, 2022

VENTYX BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$70,791	$244
Marketable securities	187,785	—
Prepaid expenses and other assets (includes related party amounts of $29 and $0, respectively)	4,444	1
Total current assets	263,020	245
Property and equipment, net	254	—
Marketable securities	28,148	—
Other long-term assets	60	—
Total assets	$291,482	$245
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable (includes related party amounts of $0 and $238, respectively)	$4,661	$1,102
Accrued expenses (includes related party amounts of $175 and $17, respectively)	7,622	301
Total current liabilities	12,283	1,403
Change of control derivative liability - related party	—	16,849
Convertible promissory notes - related party	—	2,920
Convertible SAFE notes at fair value - related party	—	9,727
Total liabilities	12,283	30,899
Commitments and contingencies (Note 7)
Stockholders' deficit:
Common stock, $0.0001 par value; 900,000,000 and 47,603,832 shares authorized at December 31, 2021 and December 31, 2020, respectively; 50,526,702 and 2,187,187 shares issued at December 31, 2021 and December 31, 2020, respectively; 50,408,830 and 2,059,157 shares outstanding at December 31, 2021 and December 31, 2020, respectively	5	—
Additional paid-in capital	397,051	1,847
Accumulated other comprehensive income (loss)	(58)	—
Accumulated deficit	(117,799)	(32,501)
Total stockholders' deficit	279,199	(30,654)
Total liabilities and stockholders' deficit	$291,482	$245

The accompanying notes are an integral part of these consolidated financial statements.

VENTYX BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development (includes related party amounts of $1,234 and $965 respectively)	$58,481	$6,366
General and administrative (includes related party amounts of $124 and $400 respectively)	8,666	684
Total operating expenses	67,147	7,050
Loss from operations	(67,147)	(7,050)
Other (income) expense:
Other (income) expense	(27)	1
Interest expense - related party	99	358
Change in fair value of notes and derivative - related party	11,051	20,765
Change in fair value of Series A tranche liability	5,476	—
Total other expense	16,599	21,124
Net loss	(83,746)	(28,174)
Deemed dividend	(1,552)	—
Net loss attributable to common shareholders	$(85,298)	$(28,174)
Net loss	$(83,746)	$(28,174)
Unrealized loss on marketable securities	(69)	—
Foreign currency translation	11	—
Comprehensive loss	$(83,804)	$(28,174)
Net loss per share attributable to common shareholders, basic and diluted	$(6.65)	$(14.17)
Shares used to compute basic and diluted net loss per share attributable to common shareholders	12,825,598	1,988,585

The accompanying notes are an integral part of these consolidated financial statements.

VENTYX BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share amounts)

	Series A Convertible		Series A-1 Convertible		Series B Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2019	—	$—	—	$—	—	$—	1,926,491	$—	$199	$—	$(4,327)	$(4,128)
Modification of debt instruments with related party	—	—	—	—	—	—	—	—	1,601	—	—	1,601
Vesting of restricted common stock	—	—	—	—	—	—	108,472	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	24,194	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	45	—	—	45
Net loss	—	—	—	—	—	—	—	—	—	—	(28,174)	(28,174)
Balance at December 31, 2020	—	$—	—	$—	—	$—	2,059,157	$—	$1,847	$—	$(32,501)	$(30,654)
Issuance of preferred stock upon modification and conversion of notes	—	—	12,713,585	38,911	—	—	—	—	1,735	—	—	1,735
Acquisitions of Oppilan and Zomagen	—	—	6,052,911	18,526	—	—	818,798	—	2,733	—	—	2,733
Issuance of preferred stock and common stock, net of legal fees	12,533,905	112,303	—	—	4,029,275	50,809	507,133	—	1,552	—	(1,552)	—
Conversion of tranche liability to Series A preferred stock and common stock	—	3,972	—	—	—	—	507,133	—	3,058	—	—	3,058
Conversion of preferred stock to common stock in connection with initial public offering	(12,533,905)	(116,275)	(18,766,496)	(57,437)	(4,029,275)	(50,809)	35,329,676	4	224,517	—	—	224,521
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and offering expenses	—	—	—	—	—	—	10,893,554	1	158,814	—	—	158,815
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	197,004	—	65	—	—	65
Vesting of restricted common stock	—	—	—	—	—	—	96,375	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,730	—	—	2,730
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(69)	—	(69)
Foreign currency translation	—	—	—	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	—	—	—	(83,746)	(83,746)
Balance at December 31, 2021	—	$—	—	$—	—	$—	50,408,830	$5	$397,051	$(58)	$(117,799)	$279,199

The accompanying notes are an integral part of these consolidated financial statements.

VENTYX BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(83,746)	$(28,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	—
Stock-based compensation	2,730	45
Non-cash interest - related party	99	358
Change in fair value of notes and derivative - related party	11,051	20,765
Change in fair value of Series A tranche liability	5,476	—
Acquired in-process research and development	21,694	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets (includes related party amounts of ($29) and $0, respectively)	(4,386)	38
Accounts payable (includes related party amounts of ($238) and $169, respectively)	2,443	591
Accrued expenses (includes related party amounts of $158 and $14, respectively)	5,959	182
Net cash used in operating activities	(38,650)	(6,195)
Cash flows from investing activities:
Acquisition of Oppilan and Zomagen, net of cash	1,899	—
Purchases of marketable securities, available-for-sale	(232,502)	—
Proceeds from maturities of marketable securities, available-for-sale	16,500	—
Purchases of property and equipment	(262)	—
Net cash used in investing activities	(214,365)	—
Cash flows from financing activities:
Proceeds from issuance of Series A and Series B convertible preferred stock, net of offering costs	164,221	—
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering expenses	158,815	—
Proceeds from exercise of stock options	65	2
Proceeds from issuance of SAFE notes, net	450	6,128
Net cash provided by financing activities	323,551	6,130
Effect of exchange rates on cash	11	—
Net increase (decrease) in cash and cash equivalents	70,547	(65)
Cash and cash equivalents, beginning of year	244	309
Cash and cash equivalents, end of year	$70,791	$244

Supplemental disclosure of cash flow information
Taxes paid	$3	$1

Supplemental disclosure for non-cash activities
Amendment to convertible promissory notes - related party	$—	$2,706
Conversion of Series A, A-1 and B preferred stock to common stock in connection with initial public offering	$224,521	$—
Conversion of promissory and SAFE notes - related party	$38,911	$—
Stock issued for the acquisitions of Oppilan and Zomagen	$21,260	$—
Unrealized loss on marketable securities	$(69)	$—

The accompanying notes are an integral part of these consolidated financial statements.

VENTYX BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Organization

Ventyx Biosciences, Inc. (“Ventyx” or “the Company”) is a clinical-stage pharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet medical need. The Company was incorporated in the State of Delaware in November 2018, with its principal operations in California. The Company leverages its drug discovery and development expertise to develop novel and differentiated therapeutics that target both the innate and adaptive immune system.

Asset Acquisitions

On February 26, 2021, the Company closed a Series A and Series A-1 Convertible Preferred Stock financing for initial gross proceeds of $57.3 million. In connection with the financing the Company acquired the outstanding equity of Oppilan Pharma Ltd. (“Oppilan”) and Zomagen Biosciences Ltd. (“Zomagen”).

Initial Public Offering

The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on October 20, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on October 21, 2021. Through its initial public offering, the Company sold an aggregate of 10,893,554 shares of its common stock, including 1,420,898 shares sold pursuant to the underwriters’ over-allotment option, at a public offering price of $16.00 per share. The Company received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, from sales of its shares in the IPO.

In connection with the closing of the initial public offering, all 12.5 million outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), 18.8 million outstanding shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) and 4.0 million shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) converted into an aggregate of 35.3 million shares of common stock (Note 8).

Liquidity and Capital Resources

The Company has experienced net losses since inception and, as of December 31, 2021, had an accumulated deficit of $117.8 million. From incorporation in November 2018 through December 31, 2021, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital, developing and optimizing its technology platform, identifying potential product candidates, undertaking research and preclinical studies, and providing general and administrative support for these operations. Substantially all the Company’s operations have been funded by the issuances of convertible promissory notes (“Convertible Notes”), Simple Agreements for Future Equity (“SAFEs” or “Convertible SAFE Notes”), convertible preferred stock, and the Company’s IPO.

At December 31, 2021, the Company had cash, cash equivalents, and marketable securities of $286.7 million, which includes proceeds received from the Company’s first and second tranche closings of the Series A Preferred Stock and Series A-1 Preferred Stock of $57.3 million and $57.0 million at February 26, 2021 and June 10, 2021, respectively (Note 8). In September 2021, the Company issued and sold shares of Series B Preferred Stock and received gross proceeds of $51.0 million. Additionally, in October 2021, the Company received net proceeds of approximately $158.8 million in connection with its IPO. Based on the Company’s current business plan, management believes that existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company’s obligations for twelve months from the issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition to the foregoing, the Company is closely monitoring the impact of the COVID-19 pandemic on its business and has taken steps designed to protect the health and safety of its employees while continuing its operations. Given the level of uncertainty regarding the duration and impact of the COVID-19 pandemic on capital markets and the United States economy, the Company is currently unable to assess the impact of the COVID-19 pandemic on its future access to capital. The Company is continuing to monitor the spread of COVID-19 and its potential impact on the Company’s operations. The full extent to which the COVID-19 pandemic will impact the Company’s business, results of operations, financial condition, clinical trials and preclinical research will depend on future developments that are highly uncertain, including actions taken to contain or treat COVID-19 and their effectiveness, as well as the economic impact on national and international markets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The presentation of the Company’s consolidated financial statements as of and for the year ended December 31, 2020 reflect the financial results of Ventyx Biosciences, Inc. as a standalone business. The presentation of the Company’s consolidated financial statements as of and for the year ended December 31, 2021 reflect the financial results of Ventyx Biosciences, Inc. and its two acquired wholly owned subsidiaries, Oppilan and Zomagen, on a consolidated basis, as of the acquisition date of February 26, 2021 (Note 5). All intercompany transactions and balances have been eliminated in consolidation.

February 2021 Forward Stock Split and October 2021 Reverse Stock Split

On February 26, 2021, the Company effected a 7.933972 for 1 forward stock split of its common stock. Additionally, on October 11, 2021, the Company effected a 1 for 9.5644 reverse stock split of its capital stock. The par value and the authorized shares of the capital stock were not adjusted as a result of the forward and reverse stock splits. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the forward and reverse stock splits for all periods presented.

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

Segments

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition date to be cash equivalents. Cash equivalents are stated at fair value and consist of money market accounts, corporate debt securities and commercial paper.

Investments in Marketable Securities, Available-for-Sale

In the third quarter of 2021, the Company began maintaining a portfolio of investments which include U.S. Treasury securities, corporate debt securities, commercial paper and asset-backed securities (“ABS”). The Company classifies its investments in marketable securities as available-for-sale securities and, accordingly, the Company’s marketable securities are reported at fair value. Investments in marketable securities with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments in marketable securities with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Unrealized gains and losses are included in accumulated other comprehensive loss, net of tax. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other expense within the consolidated statement of operations and comprehensive loss.

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

Property and Equipment

The Company records property and equipment, which consists of laboratory equipment, furniture and fixtures and computer hardware and software, at cost less accumulated depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives which ranges from three to seven years.

The Company evaluates its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and available-for-sale marketable securities. The Company maintains deposits in government insured financial institutions in excess of government insured limits. The Company invests its cash balances in financial institutions that it believes have high credit quality, has not experienced any losses on such accounts and does not believe it is exposed to significant credit risk. The Company purchases its available-for-sale marketable securities with financial institutions which management believes have high credit ratings. The Company performs periodic evaluations of the credit standing of the financial institutions for which it has marketable securities with.

Deferred Offering Costs

The Company had deferred offering costs consisting of accounting and legal fees directly attributable to the preparation of the Company’s IPO Registration Statement. Costs were deferred until completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction against the proceeds received.

Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the Financial Accounting Standards Board (“FASB”) with respect to fair value reporting for financial assets and liabilities. The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Financial assets and liabilities measured at fair value on a recurring basis include cash equivalents, marketable securities, the change of control derivative liability and the fair value of the Convertible SAFE Notes. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company values its derivatives using a combination of probability analysis and Monte Carlo simulation or other acceptable valuation models. Derivative instruments are valued at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period.

Research and Development Expenses

The Company’s research and development costs consist primarily of salaries, payroll taxes, employee benefits and stock-based compensation charges for those individuals involved in ongoing research and development efforts; as well as fees paid to consultants, third party research organizations, laboratory supplies and development compound materials. All research and development costs are charged to expense as incurred.

Clinical Trial Expenses

The Company makes payments in connection with its clinical trials under contracts with contract research organizations that support conducting and managing clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of the Company’s obligation to make payments under these contracts depends on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.

Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts the Company is obligated to pay under clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts the accruals accordingly. Revisions to the contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

General and Administrative Expenses

General and administrative expenses are related to finance, human resources, legal and the Company’s other administrative activities. These expenses consist primarily of personnel costs, including stock-based compensation expenses, outside services, legal expenses, management fees and other general and administrative costs. Additionally, these expenses consist of costs related to filing and pursuing patent applications. These patent costs are expensed as incurred, as recoverability of such expenditures is uncertain.

Debt Issuance Costs

Debt issuance costs incurred to obtain debt financing are deferred and are amortized over the term of the debt using the effective interest method. The costs are recorded as a reduction to the carrying value of the debt and are included in interest expense for the years ended December 31, 2021 and 2020.

Income Taxes

The Company follows FASB ASC 740, Income Taxes (“ASC 740”), in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax assets and liabilities for expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions pursuant to ASC 740, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax positions meet this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.

Stock-Based Compensation

The Company measures the compensation expense of stock-based awards granted to employees and directors using the grant date fair value of the award. The Company has issued stock options, restricted stock awards (“RSA”) and restricted stock units (“RSU”) with service-based vesting conditions. The Company measures the compensation expense of stock-based awards granted to employees and nonemployees using the grant date fair value of the award. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for employees and over the period during which services are rendered by nonemployees. Forfeitures are recognized in the period in which they occur.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of the Company’s stock, (c) the expected term of the award, and (d) the expected dividend yield. Prior to the Company’s IPO, due to the lack of an adequate history of a public market for the trading of the Company’s common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, the Company has selected companies with comparable characteristics, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company has estimated the expected life of its employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. treasury securities.

The fair value of RSAs and RSUs is measured using the closing price of the Company’s common stock on the date of grant.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period, plus the weighted average number of potential shares of common stock from the assumed exercise of stock options, the assumed vesting of restricted stock awards and restricted stock units and the number of shares purchasable under the 2021 Employee Stock Purchase Plan (“2021 ESPP”), if dilutive. Since the Company was in a net loss position, basic and diluted net loss per share was the same for each of the periods presented.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Acquisitions

The Company accounts for acquisitions of an asset or group of similar identifiable assets that do not meet the definition of a business as an asset acquisition using the cost accumulated method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of their relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets acquired in an asset acquisition for use in research and development activities which have no alternative future use are expensed as in-process research and development on the acquisition date. Intangible assets acquired for use in research and development activities which have an alternative future use are capitalized as in-process research and development. Future costs to develop these assets are recorded to research and development expense as they are incurred.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842). This guidance requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company adopted this standard effective January 1, 2022, using the modified retrospective transition method applied at the effective date of the standard. Results for reporting periods beginning after January 1, 2022 will be presented under the new leasing standard, while prior period amounts will not be retrospectively adjusted and will continue to be reported in accordance with the Company’s historic accounting treatment.

The new standard provides a number of optional practical expedients in transition. The Company will elect to apply the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs for leases that existed prior to adoption of the new lease standard. The Company will also elect to utilize the short-term lease recognition exemption for all leases that qualify and, for those leases that qualified, the Company will not recognize ROU assets or lease liabilities. Additionally, the Company will also elect not to separate lease and non-lease components for all classes of assets. Upon adoption, on the effective date of January 1, 2022, the Company will recognize operating lease liabilities of approximately $1.4 million and corresponding operating lease ROU assets of approximately $1.4 million on the consolidated balance sheet. The Company does not have any finance leases. The Company does not anticipate the adoption of the new standard to have a significant impact on beginning accumulated deficit, net earnings or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for the Company’s annual periods beginning after 2023, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity (“ASU 2020-06), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher shareholder’s rights, and (3) whether collateral is required. In addition, this ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective or modified retrospective basis. The amendments within this ASU are effective for the Company’s fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted to fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Adopted

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (“ASU 2018-18”), which clarifies the interaction between ASC Topic 808, Collaborative Arrangements, and ASC Topic 606, Revenue from Contracts with Customers. This guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. ASU 2018-18 is effective for the Company’s fiscal years beginning after December 15, 2020. The Company adopted this standard in the first quarter of 2021. The Company has evaluated the effect that the updated standard had on its internal processes, consolidated financial statements and related disclosures, and has determined that the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU are effective for the Company’s fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted this standard in the first quarter of 2021. The Company has evaluated the effect that the updated standard had on its internal processes, consolidated financial statements and related disclosures, and has determined that the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Level 1: Quote prices in active markets for identical assets or liabilities.

Level 2: Inputs, other than the quote prices included in Level 1 that are either directly or indirectly observable.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$23,712	$—	$—	$23,712
Corporate debt securities	—	975	—	975
Commercial paper	—	34,248	—	34,248
Total cash equivalents	23,712	35,223	—	58,935
Marketable securities
U.S Treasury securities	28,148	—	—	28,148
Corporate debt securities	—	4,039	—	4,039
Commercial paper	—	176,735	—	176,735
Asset backed securities	—	7,011	—	7,011
Total marketable securities	28,148	187,785	—	215,933
Total assets	$51,860	$223,008	$—	$274,868

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Change of control derivative liability - related party	$—	$—	$16,849	$16,849
Convertible SAFEs - related party	—	—	9,727	9,727
Total liabilities	$—	$—	$26,576	$26,576

The Company did not hold any cash equivalents or marketable securities as of December 31, 2020.

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid or other observable market data for identical or similar securities. During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

As of December 31, 2021, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$28,204	$—	$(56)	$28,148
Corporate debt securities	4,042	—	(3)	4,039
Commercial paper	176,742	17	(24)	176,735
Asset backed securities	7,014	—	(3)	7,011
Total marketable securities	$216,002	$17	$(86)	$215,933

All of the Company’s marketable securities have maturity dates of three years or less.

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

On February 26, 2021, the Company received $57.3 million in cash in connection with a Series A Preferred Stock financing. The Series A Preferred Stock financing agreement included a mutually agreed upon right for the same investors to purchase an additional $57.0 million in Series A Preferred Stock and a related 507,133 shares of common stock in connection with a second closing of the same Series A Preferred Stock financing. The tranche right associated with the second closing of the Series A Preferred Stock financing was accounted for as a liability (“Tranche Liability”). On June 10, 2021, the Series A Preferred Stock financing investors exercised their right, and the Company received an additional $57.0 million in proceeds in the second closing of the Series A Preferred Stock financing (Note 8).

The following table summarizes the activity of this Level 3 liability (in thousands):

	Change of Control	Convertible
	Derivative	SAFE	Series A
	Liability - Related	Notes - Related	Tranche
	Party	Party	Liability
Balance at December 31, 2020	$16,849	$9,727	$—
Issuance of Series A tranche liability	—	—	1,552
Change in fair value	6,883	4,168	5,476
Conversion of debt instruments to Series A-1 preferred stock	(23,732)	(13,895)	—
Conversion of Series A tranche liability to Series A preferred stock and common stock	—	—	(7,028)
Balance at December 31, 2021	$—	$—	$—

4. Consolidated Balance Sheet Details

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development costs	$4,918	$234
Other accrued liabilities	2,529	50
Accrued related party liabilities	175	17
Total accrued expenses	$7,622	$301

The Company had no capitalized property and equipment as of December 31, 2020. Property and equipment, net as of December 31, 2021 consisted of the following (in thousands):

December 31,
2021
Laboratory equipment	$134
Furniture and fixtures	98
Computer hardware and software	46
Property and equipment, gross	278
Less: accumulated depreciation	(24)
Property and equipment, net	$254

Depreciation expense for the year ended December 31, 2021 was an immaterial amount.

5. Acquisitions

In February 2021, in connection with the Series A and Series A-1 Preferred Stock Financing (Note 8), the Company acquired all of the outstanding equity and convertible debt interests of Oppilan and Zomagen. Certain investors of Oppilan and Zomagen are also investors of the Company and are considered related parties. Details of the acquisitions are as follows:

•
Pursuant to the terms of the Share Purchase Agreement (“the Oppilan Purchase Agreement”), upon closing, the Company issued to the shareholders of Oppilan 360,854 shares of Ventyx common stock valued at $3.06 per share, 4,049,143 shares of Series A-1 Preferred Stock valued at $3.06 per share and options to purchase 75,955 shares of Ventyx common stock valued at a weighted average fair value of $1.86 per share in exchange for all of the outstanding equity interests of Oppilan. Oppilan’s lead candidate, VTX002, a modulator of the S1P1 receptor that has a unique pharmacokinetic and pharmacodynamic profile and has completed Phase 1 clinical testing. A Phase 2 clinical trial of VTX002 for the treatment of moderate-to-severe ulcerative colitis was initiated in the fourth quarter of 2021.

•
Pursuant to the terms of the Share Purchase Agreement (“the Zomagen Purchase Agreement”), upon closing, the Company issued to the shareholders of Zomagen 457,944 shares of Ventyx common stock valued at $3.06 per share, 2,003,768 shares of Series A-1 Preferred Stock valued at $3.06 per share and options to purchase 30,483 shares of Ventyx common stock valued at a weighted average fair value of $2.87 per share in exchange for all of the outstanding equity interests of Zomagen. Zomagen’s lead candidate, VTX2735, is a NLRP3 inhibitor currently in a Phase 1 trial.

Oppilan and Zomagen do not have an organized workforce that significantly contributes to their ability to create output. Additionally, substantially all of the fair value of the gross assets acquired were in-process research and development (“IPR&D”) intangible assets. The Company concluded that the acquisitions of Oppilan and Zomagen did not meet the definition of a business combination pursuant to the FASB ASC 805, Business Combinations.

The fair value of the consideration provided in the acquisitions was $14.0 million and $7.8 million for Oppilan and Zomagen, respectively. The excess of the cost of acquisition over net assets acquired was $12.8 million and $8.9 million for Oppilan and Zomagen, respectively. Management determined that there is no alternative future use of the IPR&D assets acquired and, accordingly, the excess of the cost of acquisition over net assets acquired was expensed as IPR&D at the acquisition date. For the year ended December 31, 2021, we recorded the excess IPR&D costs of $21.7 million in research and development costs within the Company’s consolidated statements of operations and comprehensive loss.

The net assets (liabilities) acquired were as follows (in thousands):

	Oppilan	Zomagen	Total
Cash and cash equivalents	$1,748	$151	$1,899
Prepaid expenses and other assets	587	12	599
Property and equipment, net	10	6	16
Other long-term assets	—	7	7
Accounts payable	(453)	(349)	(802)
Accrued expenses	(722)	(854)	(1,576)
Net assets (liabilities) acquired	$1,170	$(1,027)	$143

The determination of the purchase price and related charge to IPR&D is as follows (in thousands):

	Oppilan	Zomagen	Total
Net assets (liabilities) acquired	$1,170	$(1,027)	$143
Fair value of shares issued	13,498	7,534	21,032
Transaction fees	370	207	577
Fair value of vested common stock options exchanged	141	87	228
Purchase price	14,009	7,828	21,837
Acquired IPR&D	$12,839	$8,855	$21,694

6. Debt – Related Party

Convertible Promissory Notes – Related Party

In August 2020, the Company and holders amended the then outstanding Convertible Promissory Notes (“Convertible Notes”) with a principal amount due of $3.7 million to (i) extend the maturity dates to February 2022; (ii) remove interest requirements; (iii) amend the Change of Control feature (as specifically defined in the original Convertible Notes agreements); and (iv) add an optional conversion feature (the “Amended Notes”). The amended Change of Control feature required the Company to provide in a definitive acquisition agreement governing such event to provide that the holders would receive an aggregate of 69.75% of the proceeds that were otherwise payable or issuable to the Company equity holders in such event. The amended conversion feature allowed for, at the election of the holders, the right to convert the outstanding principal into an aggregate of 16,085,121 shares of fully paid and nonassessable shares of a newly created series of preferred stock of the Company, intended to represent 69.75% of the outstanding shares of capital stock of the Company on a fully-diluted basis.

The Company concluded that the amendment to the Convertible Notes in August 2020 represented an extinguishment. Given that the Holders of the Convertible Notes were a related party, the amendment was treated as a related party extinguishment of the original Convertible Notes and accounted for as a capital transaction. The Company recognized the difference between the carrying value of the notes as of the extinguishment date and the fair value post modification as a $1.4 million increase to additional paid-in capital during the year ended December 31, 2020.

The Company also evaluated the Amended Notes agreement for embedded features that might require bifurcation from the Amended Notes. The ability for each holder to elect to redeem the Amended Notes upon a change of control resulted in a change in control derivative liability feature that met the definition of a derivative and required bifurcation from the Amended Notes. The Company allocated a value of $1.0 million to the change in control derivative liability feature based on a probability assessment at the date of issuance as of the amendment date. The change in value of the Change of Control Derivative Liability – Related Party as a result of the extinguishment of $0.1 million was recorded as an increase to additional paid-in capital.

At each balance sheet date, the Company remeasured the fair value of the Change of Control Derivative Liability – Related Party, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2020, the Company recorded an increase to the Change of Control Derivative Liability – Related Party of $16.8 million (Note 3).

In February 2021, the Amended Notes converted into shares of the Company’s Series A-1 Preferred Stock issued in conjunction with the Oppilan and Zomagen acquisitions (Note 5). Upon conversion, the Company approved an in-substance amendment which allowed for the holders to receive shares based upon the change of control terms of the Amended Notes, even though a change of control, as defined in the Amended Notes agreement, had not been met. Management concluded that the amendment resulted in an instrument substantially different from the original, resulting in the overall transaction being accounted for as an extinguishment. The Company recorded a final fair value adjustment during the year ended December 31, 2021 of $6.9 million based on the estimated fair value as of the extinguishment date. Upon extinguishment and conversion, the difference between the fair value of the Amended Notes and the Change of Control Derivative Liability – Related Party of $26.7 million and the fair value of securities received of $31.4 million, was recorded as a reduction of $4.7 million to additional paid-in capital, as the holders of the notes were related parties.

For the year ended December 31, 2020, interest expense recorded associated with the Amended Notes was $0.1 million.

As of December 31, 2021, the Company had no long-term debt outstanding.

Convertible SAFE Notes – Related Party

From January 2020 through July 2020, the Company received $2.8 million of advances from several related party investors. In August 2020, the Company amended the terms of the advances, resulting in the Company entering into multiple Simple Agreement for Future Equity arrangements with the same related party investors. The amendment was accounted for as a modification and the Company recorded the difference between the carrying value and the fair value of the notes of $0.2 million as an increase to additional paid-in capital at the date of modification, as the holders of the SAFE Notes were related parties. The modified terms of these SAFE Notes are included below, and collectively referred to as the “Convertible SAFE Notes”.

January 2020 SAFE

In January 2020, the Company raised $0.2 million by entering into a Simple Agreement for Future Equity (“January 2020 SAFE”) with certain related party investors. The January 2020 SAFE had no maturity date and bore no interest. The holders of the January 2020 SAFE had the right, at the election of the holders, together with the Amended Notes, to convert the January 2020 SAFE purchase amount and Amended Notes’ principal, into an aggregate of 16,085,121 shares of fully paid and nonassessable shares of a newly created series of preferred stock of the Company with a 1x liquidation preference.

Upon the occurrence of a sale of the Company or an IPO, each holder could elect to require the Company to provide in the definitive acquisition agreement governing such event to provide that the holders would receive an aggregate of 69.75% of the proceeds that were otherwise payable or issuable to the Company’s equity holders in such event. Upon an event of dissolution, the holders of the January 2020 SAFE could have received cash payment equal to the purchase amount.

The Company determined that the January 2020 SAFE was not legal form debt (i.e., no creditors’ rights) but allowed for redemption based upon certain events that were outside of the control of the Company. The January 2020 SAFE was classified as a marked-to-market liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The January 2020 SAFE was measured at fair value at issuance and each reporting period, with changes in fair value recorded within the consolidated statements of operations and comprehensive loss (Note 3).

The January 2020 SAFE converted into 555,297 shares of the Company’s A-1 Convertible Preferred Stock issued in February 2021 in conjunction with the Oppilan and Zomagen acquisitions referred to in Note 5 above.

February 2020 SAFE

In February 2020, the Company entered into a Simple Agreement for Future Equity (“February 2020 SAFE”) with certain related parties that allowed for a series of advances and raised $1.3 million between February 2020 and April 2020. The February 2020 SAFE had no maturity date and bore no interest. The holders of the February 2020 SAFE had the right upon a financing to convert the purchase amount automatically into the type of stock issued in the financing at a per share conversion price equal to the lowest price paid by investors in the financing. The holders of the February 2020 SAFE had a right upon conversion of the Amended Notes to receive an aggregate of 784,341 shares of the existing Preferred Stock then authorized by the Company (“Equity Kicker”).

Upon the occurrence of a sale of the Company or an IPO, each holder could elect to redeem the February 2020 SAFE at a price equal to the purchase amount. Upon sale of the Company, in addition to receiving the purchase amount, each holder could have elected to receive the Equity Kicker or required the Company to provide in the definitive acquisition agreement governing such event to provide that the holders would receive an aggregate of 5.25% of the proceeds that were otherwise payable or issuable to the Company’s equity holders in such event. Upon an event of dissolution, the holders of the February 2020 SAFE could have received cash payment equal to the purchase amount.

The Company determined that the February 2020 SAFE was not legal form debt (i.e., no creditors’ rights) but allowed for redemption based upon certain events that were outside of the control of the Company. The February 2020 SAFE was classified as a marked-to-market liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The February 2020 SAFE was measured at fair value, with changes in fair value recorded within the consolidated statements of operations and comprehensive loss (Note 3).

The February 2020 SAFE converted into 922,875 shares of the Company’s Series A-1 Preferred Stock issued in February 2021 in conjunction with the Oppilan and Zomagen acquisitions referred to in Note 5 above.

May 2020 SAFE

In May 2020, the Company entered into a Simple Agreement for Future Equity (“May 2020 SAFE”) with investors that allowed for a series of advances and raised $4.6 million between May 2020 and December 2020. The May 2020 SAFE had no maturity date and bore no interest. The holders of the May 2020 SAFE had the right to convert the purchase amount automatically into the type of stock issued in a qualified financing at a per share conversion price equal to the lowest price paid by investors in the financing.

Upon the occurrence of a sale of the Company or an IPO, each holder could elect to redeem the May 2020 SAFE at a price equal to purchase amount together with a premium equal to the purchase amount. Upon an event of dissolution, the holders of the May 2020 SAFE could have received cash payment equal to the purchase amount.

The Company determined that the May 2020 SAFE was not legal form debt (i.e., no creditors’ rights) but allowed for redemption based upon certain events that were outside of the control of the Company. The May 2020 SAFE was classified as a marked-to-market liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The May 2020 SAFE was measured at fair value, with changes in fair value recorded within the consolidated statements of operations and comprehensive loss (Note 3).

The May 2020 SAFE converted into 962,423 shares of the Company’s Series A-1 Preferred Stock issued in February 2021 in conjunction with the Oppilan and Zomagen acquisitions referred to in Note 5 above.

January 2021 SAFE

In January 2021, the Company raised $0.5 million by entering into a Simple Agreement for Future Equity (“January 2021 SAFE”) with certain related party investors. The January 2021 SAFE had no maturity date and bore no interest. The holders of the January 2021 SAFE had the right to convert the purchase amount automatically into the type of stock issued in a qualified financing at a per share conversion price equal to the lowest price paid by investors in the financing.

Upon the occurrence of a sale of the Company or an IPO, each holder could elect to redeem the January 2021 SAFE at a price equal to the purchase amount together with a premium equal to the purchase amount. Upon an event of dissolution, the holders of the January 2021 SAFE could have received cash payment equal to the purchase amount.

The Company determined that the January 2021 SAFE was not legal form debt (i.e., no creditors’ rights) but allowed for redemption based upon certain events that were outside of the control of the Company. The January 2021 SAFE was classified as a marked-to-market liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The January 2021 SAFE was measured at fair value, with changes in fair value recorded within the consolidated statements of operations and comprehensive loss (Note 3).

The January 2021 SAFE converted into 49,346 shares of the Company’s Series A Preferred Stock issued in February 2021 in conjunction with the Oppilan and Zomagen acquisitions referred to in Note 5 above.

In connection with the closing of the initial public offering, the 2,440,595 and 49,346 outstanding shares of Series A-1 Preferred Stock and Series A Preferred Stock, respectively, associated with the Convertible SAFE Notes converted into 2,489,941 shares of common stock. See Note 1 above for a description of the IPO.

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

Deemed Dividend

On February 26, 2021, in connection with the $57.3 million in cash received with the Series A Preferred Stock financing, the Company issued 507,133 incremental common shares to a Series A investor. The fair value of the incremental common shares of $1.6 million was treated as a deemed dividend during the year ended December 31, 2021. The deemed dividend is reflected on the face of the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021 as a reduction to net loss to arrive at net loss attributable to common shareholders.

Series A Convertible Shares – Tranche Liability

The rights and preferences of the Series A Preferred Stock sold under the two tranches had the same rights and preferences. The Company concluded that these rights or obligations of the investors to participate in tranches of Series A convertible preferred shares met the definition of a freestanding financial instrument that was required to be recorded as a liability at fair value as (i) the instruments were legally detachable and separately exercisable from the Series A convertible preferred shares and (ii) the rights would require the Company to transfer assets upon future closings of the Series A convertible preferred shares. In addition, the Company was obligated to issue 507,133 shares of common stock to a Series A investor if they participated in the second tranche. Given the common shares were linked to the second tranche, they were also considered a component of the Tranche Liability. Upon the closing of the Series A Preferred Stock financing in February 2021, the fair value of the tranche right was $1.5 million. On June 10, 2021, the Series A Preferred Stock investors exercised their right and the Company received an additional $57.0 million in proceeds in the second closing of the Series A Preferred Stock financing. The Company recorded a change in fair value of the Series A Tranche Liability of $5.5 million, which was recognized in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

Series A-1 Convertible Preferred Shares

On February 26, 2021, the Company issued 4,049,143 and 2,003,768 shares of Series A-1 Preferred Stock to the former equity and debt security holders of Oppilan and Zomagen, respectively. Additionally, on February 26, 2021, the Company issued 12,713,585 shares of Series A-1 Preferred Stock upon the conversion of the Amended Notes and Convertible SAFE Notes with a principal amount outstanding of $9.8 million (Note 6).

Series B Convertible Preferred Shares

On September 9, 2021, the Company received gross proceeds of $51.0 million in cash in connection with its Series B Preferred Stock financing from various related party investors. The Company issued 4,029,275 shares of Series B Preferred Stock, $0.0001 par value, at a purchase price of $12.66 per share. The Company incurred issuance costs related to its Series B Preferred Stock financing of $0.2 million, which were recorded as a reduction of the total proceeds. The Series B Preferred Stock has a liquidation preference of 1.0x the original issue price of $12.66, is pari passu with the Series A Preferred Stock and automatically converts into shares of common stock upon an initial public offering of at least $75.0 million.

Conversion of Convertible Preferred Shares into Common Stock

In connection with the closing of the Company’s initial public offering in October 2021, all 12.5 million outstanding shares of Series A Preferred Stock, 18.8 million outstanding shares of Series A-1 Preferred Stock and 4.0 million shares of Series B Preferred Stock converted into an aggregate of 35.3 million shares of common stock.

Description of Securities

Prior to the Company’s IPO, the rights and preferences of the convertible preferred stock were as follows:

Dividends

The holders of then outstanding shares of Series A Preferred Stock and Series B Preferred Stock (“Senior Convertible Preferred Stock”) were entitled to receive, only when, as and if declared by the Board of Directors, out of any funds and assets legally available therefore, dividends at the rate of 8.0% of the applicable original issue price of $9.12 and $12.66 per share for each share of Series A and Series B Preferred Stock, respectively, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of common stock payable in shares of common stock). The right to receive dividends on shares of Senior Convertible Preferred Stock pursuant to the preceding sentence were not cumulative, and no right to dividends were to accrue to holders of Senior Convertible Preferred Stock by reason of the fact that dividends on said shares were not declared. The Company could not declare, pay or set aside any dividends on shares of Series A-1 Preferred Stock, common stock or any other class or series of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock). The original issue price of the Series A-1 Preferred Stock was $9.56 per share. No dividends were declared from the date of issuance of the convertible preferred shares through the initial public offering date in October 2021 when the convertible preferred shares converted into common stock.

Liquidation

In the event of (a) any voluntary liquidation, dissolution or winding up of the Company, the holders of shares of Senior Convertible Preferred Stock then outstanding were to be entitled to be paid out of the assets of the Company available for distribution to its stockholders, and (b) a deemed liquidation event, the holders of shares of Senior Convertible Preferred Stock then outstanding were to be entitled to be paid out of the consideration payable to stockholders in such deemed liquidation event or out of the available proceeds, as applicable, on a pari passu basis among each other, before any payments could be made to the holders of Series A-1 Preferred Stock or common stock by reason of their ownership thereof, an amount per share equal to one times the applicable original issue price, plus any dividends declared but unpaid thereon. If, upon any such liquidation, dissolution or winding up of the Company or deemed liquidation event, the assets of the Company available for distribution to its stockholders were insufficient to pay the holders of shares of Senior Convertible Preferred Stock the full amount to which they were entitled, the holders of shares of Senior Convertible Preferred Stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would have otherwise been payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

In the event of (a) any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment in full of all preferred liquidation amounts required to be paid to the holders of shares of Senior Convertible Preferred Stock, the remaining assets of the Company available for distribution to its stockholders and not payable to the holders of Senior Convertible Preferred Stock as defined above, or (b) a deemed liquidation event, after the payment in full of all preferred liquidation amounts required to be paid to the holders of shares of Senior Convertible Preferred Stock the consideration available for distribution to the stockholders of the Company and not payable to the holders of shares of Senior Convertible Preferred Stock, or the available proceeds not payable to the holders of shares of Senior Convertible Preferred Stock pursuant to the preceding paragraph, as the case may be, were to be distributed among the holders of the shares of Senior Convertible Preferred Stock, Series A-1 Preferred Stock and common stock, pro rata based on the number of shares held by each such holder, treating for this purpose all such shares of Senior Convertible Preferred Stock and Series A-1 Preferred Stock as if they had been converted to common stock pursuant to the terms of the Second Amended and Restated Certificate of Incorporation immediately prior to such liquidation, dissolution or winding up of the Company or such deemed liquidation event.

Conversion

Each share of Senior Convertible Preferred Stock and Series A-1 Preferred Stock were convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of common stock as was determined by dividing the applicable original issue price by the applicable conversion price in effect at the time of conversion, provided that such holder could waive such option to convert upon written notice to the Company. The conversion price was initially equal to $9.12, $12.66 and $9.56 per share for the Series A Preferred Stock, Series B Preferred Stock and Series A-1 Preferred Stock, respectively, and was subject to adjustment.

In the event of a liquidation, dissolution or winding up of the Company or a deemed liquidation event, the conversion rights would terminate at the close of business on the last full day preceding the date fixed for the payment of any such amounts distributable on such event to the holders of Senior Convertible Preferred Stock and Series A-1 Preferred Stock, provided that the foregoing termination of conversion rights did not affect the amount otherwise paid or payable to holders of Senior Convertible Preferred Stock and Series A-1 Preferred Stock pursuant to such liquidation, dissolution or winding up of the Company or a deemed liquidation event.

Upon either (a) the closing of the sale of shares of common stock to the public at a price of at least $12.66 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $75.0 million of gross proceeds to the Company and in connection with such offering the common stock was listed for trading on the Nasdaq Stock Market’s National Market, the New York Stock Exchange or another exchange or marketplace approved by the Board of Directors, or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the Requisite Holders, then (i) all outstanding shares of Senior Convertible Preferred Stock and Series A-1 Preferred Stock would automatically be converted into shares of common stock, at the then effective conversion rate as calculated and (ii) such shares could not be reissued by the Company.

Voting Rights

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company, each holder of outstanding shares of Senior Convertible Preferred Stock and Series A-1 Preferred Stock was entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Senior Convertible Preferred Stock and Series A-1 Preferred Stock held by such holder was convertible into as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Second Amended and Restated Certificate of Incorporation, holders of Senior Convertible Preferred Stock and Series A-1 Preferred Stock voted together with the holders of common stock as a single class and on an as-converted to common stock basis.

Redemption

The shares of Senior Convertible Preferred Stock and Series A-1 Preferred Stock were not redeemable by any holder thereof.

9. Stockholders’ Deficit

Common Stock

The Company is authorized to issue up to 900,000,000 and 47,603,832 shares of common stock each having a par value of $0.0001 par value as of December 31, 2021 and 2020, respectively. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Prior to the Company’s IPO, the common stockholders were not entitled to vote on any amendment to the Second Amended and Restated Certificate of Incorporation that related solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled to vote thereon. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalents shares) as of December 31, 2021:

December 31,
2021
Issued and outstanding:
Stock options	6,010,490
Restricted stock awards	117,872
Restricted stock units	675,679
Authorized for future stock award grants:
2021 Equity Incentive Plan	3,799,570
2021 Employee Stock Purchase Plan	510,000
Total	11,113,611

10. Leases

In February 2021, the Company assumed a lease in Encinitas, California and in June 2021, the Company signed a five-year lease amendment and renewal which added an additional term and additional suites in the office building in Encinitas, California. The non-cancellable lease was effective July 1, 2021 and expires on June 30, 2026.

In March 2021, the Company signed a three-year lease for a multi-functional ventilated lab room and office space in Ghent, Belgium. The non-cancellable lease was effective July 1, 2021 and expires on June 30, 2024. The lab room lease contains two two-year renewal options.

In September 2021, the Company executed a lease which adds existing office space in its existing building in Encinitas, California. The non-cancellable lease was effective September 16, 2021 and expires on June 30, 2026. The office building leases do not contain renewal options.

There were no future minimum rental payments as of December 31, 2020. Future minimum rental payments under operating leases as of December 31, 2021 (in thousands) are as follows:

Operating
Leases
Years ending December 31,
2022	$381
2023	391
2024	370
2025	349
2026 and thereafter	177
$1,668

11. Stock-Based Compensation

Equity Incentive Plan

In February 2021, the Company adopted its 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock units to employees, directors or consultants of the Company. The 2019 Plan provided that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the 2019 Plan was 6,198,493.

In October 2021, the 2019 Plan was terminated and the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 19, 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors or consultants of the Company. The number of common shares available for issuance under the 2021 Plan is 5,612,000 shares of common stock plus any common shares subject to stock options, restricted stock units or similar awards granted under the 2019 Plan that expire, are forfeited or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of common shares to be added to the 2021 Plan equal to 4,978,561 common shares. Additionally, shares available for issuance under the 2021 Plan increase on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year, equal to the lesser of 5,102,000 common shares, 5% of the outstanding common shares on the last day of the immediately preceding fiscal year, or such number of common shares determined by the board of directors.

Options granted under the 2019 Plan and 2021 Plan (the “Plans”) generally vest over a period of between 2 and 4 years and expire 10 years from grant date. As of December 31, 2021 and 2020, the Company had 5,612,000 and 2,627,540 shares, respectively, authorized for issuance under the Plans, and 3,799,570 and 1,047,521 shares, respectively, remained available for grant.

Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$820	$29
General and administrative	1,910	16
Total stock-based compensation expense	$2,730	$45

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	1,547,753	$0.20	8.76	$299
Granted	4,694,554	8.70
Exercised	(197,004)	0.37
Forfeited and cancelled	(34,813)	0.20
Outstanding as of December 31, 2021	6,010,490	$6.83	9.27	$78,630
Options vested and expected to vest as of December 31, 2021	6,010,490	$6.83	9.27	$78,630
Options exercisable as of December 31, 2021	1,259,642	$1.53	8.19	$23,100

The weighted average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $5.90 and $0.10 per share, respectively. The intrinsic value of a stock option or restricted award is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the year ended December 31, 2021 was $2.2 million. The total intrinsic value of stock options exercised during the year ended December 31, 2020 was an immaterial amount.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.7% - 1.3%	1.6%
Expected volatility	75.0% - 80.0%	80.0%
Expected term (in years)	5.0 - 10.0	5.8
Expected dividend yield	—	—

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury bonds with maturities similar to the expected term of the award being valued.

Expected volatility. Given the Company’s limited historical stock price volatility date, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price become available.

Expected term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determined the expected life assumption using the simplified method for employees, which is an average of the contractual term of the option and its vesting period. The expected term for nonemployee options is generally the contractual term.

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends and, therefore, used an expected dividend yield of zero.

Stock-based compensation expense related to stock options was $2.5 million for the year ended December 31, 2021, and an immaterial amount for the year ended December 31, 2020. As of December 31, 2021, unrecognized stock-based compensation was $24.8 million which is expected to be recognized over the weighted average period of 2.8 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of 3 years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the years ended December 31, 2021 and 2020, the Company repurchased 9,079 and 12,097 shares, respectively.

The following table summarizes restricted stock award activity for the year ended December 31, 2021:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2020	128,030	$0.10
Granted	95,296	3.44
Vested	(96,375)	0.10
Forfeited and cancelled	(9,079)	0.10
Unvested balance as of December 31, 2021	117,872	$2.80

The Company records a liability for unvested restricted stock awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was immaterial as of December 31, 2021 and 2020. The total fair value of restricted stock awards vested during the years ended December 31, 2021 and 2020 was immaterial. As of December 31, 2021, there was approximately $0.3 million of unrecognized stock-based compensation cost pertaining to restricted stock awards that will be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of 4 years. The following table summarizes restricted stock unit activity for the year ended December 31, 2021:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Balance as of December 31, 2020	—	$—
Granted	675,679	14.78
Unvested as of December 31, 2021	675,679	$14.78

As of December 31, 2021, there was approximately $9.9 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 3.9 years.

Employee Stock Purchase Plan

In October 2021, the board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) which became effective on October 19, 2021. The maximum number of shares of common stock that will be made available for sale under the ESPP is equal to 510,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP will be increased on the first day of each fiscal year, beginning with fiscal year 2023, in an amount equal to the lesser of 1,020,000 shares of common stock, 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or such number of common shares determined by the board of directors.

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. Total stock-based compensation expense recognized related to the ESPP for the year ended December 31, 2021 was an immaterial amount.

12. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Year ended December 31,
	2021	2020
(in thousands, except share and per share amounts)
Numerator:
Net loss	$(83,746)	$(28,174)
Deemed dividend	(1,552)	—
Net loss attributable to common shareholders	$(85,298)	$(28,174)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	12,825,598	1,988,585
Basic and diluted net loss per share attributable to common shareholders	$(6.65)	$(14.17)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at December 31, 2021 and 2020, because to do so would be anti-dilutive. Excluded from the table at December 31, 2020 is the potential impact from the Amended Notes and Convertible SAFE Notes, as the number of shares was unknown at that time:

	Year ended December 31,
	2021	2020
Shares issuable upon exercise of stock options	6,010,490	1,547,753
Unvested restricted stock units	675,679	—
Unvested restricted stock awards	117,872	128,030
Shares purchasable under the 2021 Employee Stock Purchase Plan	8,281	—
Total	6,812,322	1,675,783

13. Employee Benefit Plan

Effective March 1, 2021, the Company assumed a defined contribution 401(k) plan from a related party—Kalika Biosciences, Inc. ("Kalika") (Note 15) for employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar quarter following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. No matching contributions have been made by the Company as of December 31, 2021, since the adoption of the 401(k) plan.

In December 2021, the Company amended the 401(k) plan, effective February 15, 2022, and added a provision for an employer matching contribution in the amount of 50% of the first 8% of employee contributions to the 401(k) plan. In February 2022, the Company further amended the 401(k) plan, effective March 31, 2022, to adjust the vesting schedule related to the employer matching contributions. The vesting schedule for employer matching contributions was changed to a 3-year graded vesting schedule, with contributions vesting 35%, 70% and 100% at the ends of the first, second and third years of employment with the Company, respectively.

14. Income Taxes

Income tax expense for both domestic and foreign operations was immaterial for the years ended December 31, 2021 and 2020. We included income tax expense in other (income) expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020.

A reconciliation of the federal statutory rate to the effective tax rate for loss from continuing operations for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
% of pre-tax loss
Statutory federal income tax rate	21.0%	21.0%
Convertible notes	-4.1%	-15.8%
IPR&D	-5.4%	0.0%
Other	-0.8%	0.0%
Valuation allowance	-10.7%	-5.2%
Effective income tax rate	0.0%	0.0%

Significant components of the deferred tax balances at December 31, 2021 and 2020 are presented below (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax balances
Net operating losses	$15,362	$2,307
Other	1,179	—
Valuation allowance	(16,541)	(2,307)
Total deferred tax balances, net of valuation allowance	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company maintains a valuation allowance for its net deferred tax assets due to the uncertainty that such assets will be realized and evaluates the recoverability of its deferred tax assets on at least an annual basis. The Company has determined that its deferred tax assets are not realizable due to a lack of certainty regarding projected future profits.

For the years ended December 31, 2021 and 2020, the Company had federal net operating loss (“NOL”) carryforwards of $26.7 million and $11.0 million, respectively. The losses do not expire, but are limited to 80% utilization against taxable income. For the year ended December 31, 2021, the Company had United Kingdom pre-trading expenditures of approximately $39.0 million. All expenditures were incurred after May 2015. Tax relief for pre-trading expenditures is generally limited to the expenditures incurred in the seven years prior to trade commencing.

Due to the Company's history of losses and uncertainty regarding future earnings, a valuation allowance has been recorded against the Company's deferred tax assets, as it is not more likely than not that such assets will be realized.

Pursuant to Internal Revenue Code (“IRC”) of 1986, as amended specifically IRC Section 382, the Company’s ability to use U.S. net operating loss carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 as of December 31, 2021. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining net operating loss carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted.

As of December 31, 2021, there were no significant unrecognized tax benefits and no significant changes to unrecognized tax benefits are expected in the following 12 months. The Company’s policy is to classify any interest and penalties as a component of income tax expense, if applicable. The Company had no accrued interest or penalties related to income tax matters on its consolidated balance sheets at December 31, 2021 or 2020, and has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020, respectively. Further, the Company is not currently under examination by any federal, state or local tax authority.

15. Related Party Transactions

On January 1, 2019, the Company entered into a Support Services Agreement with Kalika that outlined the terms of services provided by Kalika to the Company, as well as the fees charged for such services. Kalika was a shared service company that provided certain administrative and research and development support services, including facilities support and office space. Kalika was beneficially owned by Raju Mohan, Ph.D., the Chief Executive Officer of the Company, and New Science Ventures ("NSV"), which is affiliated with both a non-employee director and funds of NSV, which are owners of more than 5% of the Company’s capital stock. The Company paid Kalika monthly for costs incurred under the agreement. Either party had the right to terminate the support services agreement by giving 30 days’ prior notice. On March 1, 2021, in conjunction with the acquisitions of Oppilan and Zomagen, the Company terminated the agreement with Kalika and transitioned the employees of Kalika to the Company.

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

Expense recognized by the Company under the related party Support Services Agreements was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development - Kalika	$112	$553
Research and development - Bayside	1,122	412
Total research and development - related party	$1,234	$965
General and administrative - Kalika	$124	$400
Total general and administrative - related party	$124	$400

At December 31, 2021 and 2020, the Company had accounts payable and accrued expenses due to related parties of $0.2 million and $0.3 million, respectively. At December 31, 2021 and 2020, the Company had an immaterial amount of prepaid expenses to related parties.

16. Subsequent Events

None.