Form 10-Q
period 2022-03-31
Ventyx Biosciences, Inc.
filed 2022-05-12
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 50,850,297 shares of common stock, $0.0001 par value per share, outstanding.

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

•
our expectations regarding our product candidates and their related benefits;
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
•
any impact of the ongoing conflict in Ukraine and the imposition of sanctions against Russia and Belarus;
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

ii

•
our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and not infringe, misappropriate or otherwise violate the intellectual property of others;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$41,690	$70,791
Marketable securities	212,656	187,785
Prepaid expenses and other assets (includes related party amounts of $34 and $29, respectively)	3,159	4,444
Total current assets	257,505	263,020
Property and equipment, net	275	254
Operating lease right-of-use assets	1,312	—
Marketable securities	18,801	28,148
Other long-term assets	60	60
Total assets	$277,953	$291,482
Liabilities and stockholders' equity
Current liabilities:
Accounts payable (includes related party amounts of $305 and $0, respectively)	$7,114	$4,661
Accrued expenses (includes related party amounts of $73 and $175, respectively)	10,399	7,622
Current portion of operating lease liabilities	278	—
Total current liabilities	17,791	12,283
Operating lease liabilities, net of current portion	1,039	—
Total liabilities	18,830	12,283
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at March 31, 2022 and December 31, 2021; 50,825,116 and 50,526,702 shares issued at March 31, 2022 and December 31, 2021, respectively; 50,729,820 and 50,408,830 shares outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	400,607	397,051
Accumulated other comprehensive loss	(958)	(58)
Accumulated deficit	(140,531)	(117,799)
Total stockholders' equity	259,123	279,199
Total liabilities and stockholders' equity	$277,953	$291,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development (includes related party amounts of $203 and $208, respectively)	$17,409	$24,601
General and administrative (includes related party amounts of $0 and $116, respectively)	5,338	747
Total operating expenses	22,747	25,348
Loss from operations	(22,747)	(25,348)
Other (income) expense:
Other income	(15)	—
Interest expense - related party	—	99
Change in fair value of notes and derivative - related party	—	11,051
Change in fair value of Series A tranche liability	—	1,147
Total other (income) expense	(15)	12,297
Net loss	(22,732)	(37,645)
Deemed dividend	—	(1,552)
Net loss attributable to common shareholders	$(22,732)	$(39,197)
Net loss	$(22,732)	$(37,645)
Unrealized loss on marketable securities	(942)	—
Foreign currency translation	42	2
Comprehensive loss	$(23,632)	$(37,643)
Net loss per share attributable to common shareholders, basic and diluted	$(0.45)	$(15.22)
Shares used to compute basic and diluted net loss per share attributable to common shareholders	50,585,255	2,575,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2022 and 2021

(in thousands, except share amounts)

(unaudited)

								Accumulated
	Series A Convertible		Series A-1 Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	50,408,830	$5	$397,051	$(58)	$(117,799)	$279,199
Issuance of common stock upon exercise of stock options	—	—	—	—	298,414	—	86	—	—	86
Vesting of restricted common stock	—	—	—	—	22,576	—	—	—	—	—
Adjustment to offering expenses in the initial public offering	—	—	—	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	—	—	3,444	—	—	3,444
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(942)	—	(942)
Foreign currency translation	—	—	—	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	—	—	—	(22,732)	(22,732)
Balance at March 31, 2022	—	$—	—	$—	50,729,820	$5	$400,607	$(958)	$(140,531)	$259,123

								Accumulated
	Series A Convertible		Series A-1 Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2020	—	$—	—	$—	2,059,157	$—	$1,847	$—	$(32,501)	$(30,654)
Issuance of preferred stock upon modification and conversion of notes	—	—	12,713,585	38,911	—	—	1,735	—	—	1,735
Acquisition of Oppilan and Zomagen	—	—	6,052,911	18,526	818,798	—	2,820	—	—	2,820
Issuance of preferred stock and common stock, net of legal fees	6,283,401	55,301	—	—	507,133	—	1,552	—	(1,552)	—
Vesting of restricted common stock	—	—	—	—	25,606	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	80	—	—	80
Foreign currency translation	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(37,645)	(37,645)
Balance at March 31, 2021	6,283,401	$55,301	18,766,496	$57,437	3,410,694	$—	$8,034	$2	$(71,698)	$(63,662)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,732)	$(37,645)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	21	1
Amortization of right-of-use assets - operating	69	—
Stock-based compensation	3,444	80
Non-cash interest - related party	—	99
Change in fair value of notes and derivative - related party	—	11,051
Change in fair value of Series A tranche liability	—	1,147
Acquired in-process research and development	—	21,781
Changes in operating assets and liabilities:
Prepaid expenses and other assets (includes related party amounts of ($5) and ($356), respectively)	5,099	(685)
Operating lease liabilities	(64)	—
Accounts payable (includes related party amounts of $305 and ($134), respectively)	(1,782)	103
Accrued expenses (includes related party amounts of ($101) and ($3), respectively)	3,219	1,049
Net cash used in operating activities	(12,726)	(3,019)
Cash flows from investing activities:
Acquisition of Oppilan and Zomagen, net of cash	—	1,899
Purchases of marketable securities, available-for-sale	(68,675)	—
Proceeds from maturities of marketable securities, available-for-sale	52,210	—
Purchases of property and equipment	(38)	—
Net cash (used in) provided by investing activities	(16,503)	1,899
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	—	56,415
Proceeds from exercise of stock options	86	—
Proceeds from issuance of SAFE notes, net	—	450
Net cash provided by financing activities	86	56,865
Effect of exchange rates on cash and cash equivalents	42	2
Net increase (decrease) in cash and cash equivalents	(29,101)	55,747
Cash and cash equivalents, beginning of period	70,791	244
Cash and cash equivalents, end of period	$41,690	$55,991

Supplemental disclosure for non-cash activities
Conversion of promissory and SAFE notes - related party	$—	$38,911
Stock issued for the acquisition of Oppilan and Zomagen	$—	$21,345
Unrealized loss on marketable securities	$(942)	$—

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

Initial Public Offering

The Company's registration statement on Form S-1 ("Registration Statement") related to its initial public offering ("IPO") was declared effective on October 20, 2021, and the Company's common stock began trading on the Nasdaq Global Select Market ("Nasdaq") on October 21, 2021. In its initial public offering, the Company sold an aggregate of 10,893,554 shares of its common stock, including 1,420,898 shares sold pursuant to the underwriters' over-allotment option, at a public offering price of $16.00 per share. The Company received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, from sales of its shares in the IPO.

In connection with the closing of the initial public offering, all 12.5 million outstanding shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), 18.8 million outstanding shares of Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Stock") and 4.0 million shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") converted into an aggregate of 35.3 million shares of common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 reflect the financial results of Ventyx Biosciences, Inc. and its two acquired wholly owned subsidiaries, Oppilan Pharma Ltd ("Oppilan") and Zomagen Biosciences Ltd. ("Zomagen"), on a consolidated basis, as of the acquisition date of February 26, 2021 (Note 5). All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 and the notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2022.

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022 or any future period.

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

Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the Financial Accounting Standards Board (“FASB”) with respect to fair value reporting for financial assets and liabilities. The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Financial assets and liabilities measured at fair value on a recurring basis include cash equivalents, marketable securities, the change of control derivative liability, the fair value of the Simple Agreements for Future Equity ("SAFEs" or "Convertible SAFE Notes"), and the fair value of the Series A tranche liability. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period, plus the weighted average number of potential shares of common stock from the assumed exercise of stock options, the assumed vesting of restricted stock awards and restricted stock units and the number of shares purchasable under the 2021 Employee Stock Purchase Plan ("2021 ESPP"), if dilutive. Since the Company was in a net loss position, basic and diluted net loss per share was the same for each of the periods presented.

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

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for the Company’s annual periods beginning after 2023, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity (“ASU 2020-06”), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher shareholder’s rights, and (3) whether collateral is required. In addition, this ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective or modified retrospective basis. The amendments within this ASU are effective for the Company’s fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires lessees to recognize right-of-use ("ROU") assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company adopted this standard effective January 1, 2022, using the modified retrospective transition method applied at the effective date of the standard. Results for reporting periods beginning after January 1, 2022 are presented under the new leasing standard, while prior period amounts are not retrospectively adjusted and will continue to be reported in accordance with the Company's historic accounting treatment.

The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the package of practical expedients, which permit the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs for leases that existed prior to adoption of the new lease standard. The Company has also elected to utilize the short-term lease recognition exemption for all leases that qualify and, for those leases that qualified, the Company did not recognize ROU assets or lease liabilities. Additionally, the Company elected not to separate lease and non-lease components for all classes of assets. Upon adoption, on the effective date of January 1, 2022, the Company recognized operating lease liabilities of approximately $1.4 million and corresponding operating lease ROU assets of approximately $1.4 million on the condensed consolidated balance sheet. The Company does not have any finance leases. The adoption of the new standard did not have a significant impact on beginning accumulated deficit, net earnings or cash flows.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$11,044	$—	$—	$11,044
Commercial paper	—	7,498	—	7,498
Total cash equivalents	11,044	7,498	—	18,542
Marketable securities
U.S. Treasury securities	52,779	—	—	52,779
Corporate debt securities	—	7,007	—	7,007
Commercial paper	—	170,346	—	170,346
Asset backed securities	—	1,325		1,325
Total marketable securities	52,779	178,678	—	231,457
Total assets	$63,823	$186,176	$—	$249,999

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$23,712	$—	$—	$23,712
Corporate debt securities	—	975	—	975
Commercial paper	—	34,248	—	34,248
Total cash equivalents	23,712	35,223	—	58,935
Marketable securities
U.S. Treasury securities	28,148	—	—	28,148
Corporate debt securities	—	4,039	—	4,039
Commercial paper	—	176,735	—	176,735
Asset backed securities	—	7,011	—	7,011
Total marketable securities	28,148	187,785	—	215,933
Total assets	$51,860	$223,008	$—	$274,868

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. During the three months ended March 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

As of March 31, 2022 and December 31, 2021, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$53,227	$—	$(448)	$52,779
Corporate debt securities	7,051	—	(44)	7,007
Commercial paper	170,859	—	(513)	170,346
Asset backed securities	1,330	—	(5)	1,325
Total marketable securities	$232,467	$—	$(1,010)	$231,457

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$28,204	$—	$(56)	$28,148
Corporate debt securities	4,042	—	(3)	4,039
Commercial paper	176,742	17	(24)	176,735
Asset backed securities	7,014	—	(3)	7,011
Total marketable securities	$216,002	$17	$(86)	$215,933

All of the Company’s marketable securities have maturity dates of two years or less.

The Company reviews its marketable securities at each reporting date to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in that respective period. In making this judgment, the Company considers the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value and the duration and extent that the market value has been less than cost.

As of March 31, 2022, all available-for-sale marketable securities were in an unrealized loss position, all of which had been in an unrealized loss position for less than 12 months. The Company evaluated the securities individually for other-than-temporary impairment and considered the unrealized losses to be temporary in nature as the Company has no intent to sell these securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

Additionally, each security remained at a high credit quality rating. The decline in market value was primarily attributable to an increase in interest rates during the three months ended March 31, 2022 as compared to the year ended December 31, 2021. As such, the Company has classified the losses as temporary in nature.

At December 31, 2021, there were 26 available-for-sale marketable securities in an unrealized loss position, all of which had been in an unrealized loss position for less than 12 months, and the unrealized losses of each security were immaterial individually and in the aggregate.

4. Consolidated Balance Sheet Details

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development costs	$6,026	$4,918
Other accrued liabilities	4,300	2,529
Accrued related party liabilities	73	175
Total accrued expenses	$10,399	$7,622

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$144	$134
Furniture and fixtures	103	98
Computer hardware and software	70	46
Property and equipment, gross	317	278
Less: accumulated depreciation	(42)	(24)
Property and equipment, net	$275	$254

Depreciation expense for the three months ended March 31, 2022 was an immaterial amount.

5. Acquisitions

In February 2021, in connection with the Series A and Series A-1 Preferred Stock financing, the Company acquired all of the outstanding equity and convertible debt interests of Oppilan and Zomagen. Certain investors of Oppilan and Zomagen are also investors of the Company and are considered related parties. Details of the acquisitions are as follows:

•
Pursuant to the terms of the Share Purchase Agreement (the "Oppilan Purchase Agreement”), upon closing, the Company issued to the shareholders of Oppilan 360,854 shares of Ventyx common stock valued at $3.06 per share, 4,049,143 shares of Series A-1 Preferred Stock valued at $3.06 per share and options to purchase 75,955 shares of Ventyx common stock valued at a weighted average fair value of $1.86 per share in exchange for all of the outstanding equity interests of Oppilan. Oppilan’s lead candidate, VTX002, is a modulator of the S1P1 receptor that has a unique pharmacokinetic and pharmacodynamic profile and has completed Phase 1 clinical testing. A Phase 2 clinical trial of VTX002 for the treatment of moderate-to-severe ulcerative colitis was initiated in the fourth quarter of 2021.

•
Pursuant to the terms of the Share Purchase Agreement (the "Zomagen Purchase Agreement”), upon closing, the Company issued to the shareholders of Zomagen 457,944 shares of Ventyx common stock valued at $3.06 per share, 2,003,768 shares of Series A-1 Preferred Stock valued at $3.06 per share and options to purchase 30,483 shares of Ventyx common stock valued at a weighted average fair value of $2.87 per share in exchange for all of the outstanding equity interests of Zomagen. Zomagen’s lead candidate, VTX2735, is a NLRP3 inhibitor currently in a Phase 1 trial.

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

The fair value of the consideration provided in the acquisitions was $14.0 million and $7.8 million for Oppilan and Zomagen, respectively. The excess of the cost of acquisition over net assets acquired was $12.8 million and $8.9 million for Oppilan and

Zomagen, respectively. Management determined that there is no alternative future use of the IPR&D assets acquired and, accordingly, the excess of the cost of acquisition over net assets acquired was expensed as IPR&D at the acquisition date. For the year ended December 31, 2021, we recorded the excess IPR&D costs of $21.7 million in research and development costs within the Company's consolidated statements of operations and comprehensive loss.

The net assets (liabilities) acquired were as follows (in thousands):

	Oppilan	Zomagen	Total
Cash and cash equivalents	$1,748	$151	$1,899
Prepaid expenses and other assets	587	12	599
Property and equipment, net	10	6	16
Other long-term assets	—	7	7
Accounts payable	(453)	(349)	(802)
Accrued expenses	(722)	(854)	(1,576)
Net assets (liabilities) acquired	$1,170	$(1,027)	$143

The determination of the purchase price and related charge to IPR&D as of December 31, 2021 is as follows (in thousands):

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

7. Convertible Preferred Stock

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

Deemed Dividend

On February 26, 2021, in connection with the $57.3 million in cash received with the Series A Preferred Stock financing, the Company issued 507,133 incremental common shares to a Series A investor. The fair value of the incremental common shares of $1.6 million was treated as a deemed dividend during the three months ended March 31, 2021. The deemed dividend is reflected on the face of the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021 as a reduction to net loss to arrive at net loss attributable to common shareholders.

Series A Convertible Shares – Tranche Liability

The rights and preferences of the Series A Preferred Stock sold under the two tranches had the same rights and preferences. The Company concluded that these rights or obligations of the investors to participate in tranches of Series A convertible preferred shares met the definition of a freestanding financial instrument that was required to be recorded as a liability at fair value as (i) the instruments were legally detachable and separately exercisable from the Series A convertible preferred shares and (ii) the rights would require the Company to transfer assets upon future closings of the Series A convertible preferred shares. In addition, the Company was obligated to issue 507,133 shares of common stock to a Series A investor if they participated in the second tranche. Given the common shares were linked to the second tranche, they were also considered a component of the Tranche Liability. Upon the closing of the Series A Preferred Stock financing in February 2021, the fair value of the tranche right was $1.5 million. The Company recorded a change in fair value of the Series A Tranche Liability of $1.1 million, which was recognized in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021.

Series A-1 Convertible Preferred Shares

On February 26, 2021, the Company issued 4,049,143 and 2,003,768 shares of Series A-1 Preferred Stock to the former equity and debt security holders of Oppilan and Zomagen, respectively. Additionally, on February 26, 2021, the Company issued 12,713,585 shares of Series A-1 Preferred Stock upon the conversion of the convertible promissory notes ("Convertible Notes") and Convertible SAFE Notes with a principal amount outstanding of $9.8 million.

Conversion of Convertible Preferred Shares into Common Stock

In connection with the closing of the Company’s initial public offering in October 2021, all 12.5 million outstanding shares of Series A Preferred Stock and 18.8 million outstanding shares of Series A-1 Preferred Stock converted into an aggregate of 31.3 million shares of common stock.

Description of Securities

Prior to the Company’s IPO, the rights and preferences of the convertible preferred stock were as follows:

Dividends

The holders of then outstanding shares of Series A Preferred Stock (“Senior Convertible Preferred Stock”) were entitled to receive, only when, as and if declared by the Board of Directors, out of any funds and assets legally available therefore, dividends at the rate of 8.0% of the applicable original issue price of $9.12 per share for each share of Series A Preferred Stock prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of common stock payable in shares of common stock). The right to receive dividends on shares of Senior Convertible Preferred Stock pursuant to the preceding sentence were not cumulative, and no right to dividends were to accrue to holders of Senior Convertible Preferred Stock by reason of the fact that dividends on said shares were not declared. The Company could not declare, pay or set aside any dividends on shares of Series A-1 Preferred Stock, common stock or any other class or series of capital stock of the Company (other than dividends on shares of common stock payable in shares of common stock). The original issue price of the Series A-1 Preferred Stock was $9.56 per share. No dividends were declared from the date of issuance of the convertible preferred shares through the initial public offering date in October 2021 when the convertible preferred shares converted into common stock.

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

Conversion

Each share of Senior Convertible Preferred Stock and Series A-1 Preferred Stock were convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of common stock as was determined by dividing the applicable original issue price by the applicable conversion price in effect at the time of conversion, provided that such holder could waive such option to convert upon written notice to the Company. The conversion price was initially equal to $9.12 and $9.56 per share for the Series A Preferred Stock and Series A-1 Preferred Stock, respectively, and was subject to adjustment.

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

8. Stockholders' Equity

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 par value as of March 31, 2022 and December 31, 2021, respectively. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Prior to the Company's IPO, the common stockholders were not entitled to vote on any amendment to the Second Amended and Restated Certificate of Incorporation that related solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled to vote thereon. Subject to the rights of the holders of any class of the Company's capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company's board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalents shares) as of March 31, 2022:

March 31,
2022
Issued and outstanding:
Stock options	7,114,036
Restricted stock awards	95,296
Restricted stock units	675,679
Authorized for future stock award grants:
2021 Equity Incentive Plan	2,397,610
2021 Employee Stock Purchase Plan	510,000
Total	10,792,621

9. Leases

In February 2021, the Company assumed an operating lease in Encinitas, California for its office facilities and in June 2021, the Company signed a five-year lease amendment and renewal which added an additional term and additional suites in the office building in Encinitas, California. This non-cancellable lease was effective July 1, 2021 and expires on June 30, 2026. In September 2021, the Company executed an operating lease which adds existing office space in its existing building in Encinitas, California. The non-cancellable lease was effective September 16, 2021 and expires on June 30, 2026. The office building leases do not contain renewal options.

In March 2021, the Company signed a three-year operating lease for a multi-function ventilated research laboratory and office space in Ghent, Belgium. The non-cancellable lease was effective July 1, 2021 and expires on June 30, 2024. This laboratory and office space lease includes two, two-year renewal options. Upon the adoption of ASC 842, the Company did not apply the hindsight practical expedient which did not include the two, two-year renewal options in the lease term. As of March 31, 2022, the Company believes it is not reasonably certain that the renewal options will be exercised.

The Company's leases have remaining terms ranging between two and a half years to four and a half years. The leases contain various termination options. The Company's leases do not contain any residual value guarantees or material restrictive covenants.

There were no new leases executed during the first quarter of 2022. The weighted average remaining lease term and discount rate for our operating leases were approximately 4.1 years and 8.9%, respectively, at March 31, 2022.

During the three months ended March 31, 2022, the Company recognized operating lease cost of $0.1 million and an immaterial amount of variable lease cost. In addition, the Company made cash payments of $0.1 million for operating leases during the quarter ended March 31, 2022, which are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

Supplemental cash flow information related to operating leases for the three months ended March 31, 2022 is as follows (in thousands):

Three Months
Ended
March 31, 2022
Noncash activity:
Right-of-use assets obtained in exchange for operating lease liabilities in connection with adoption of new lease standard	$1,381

The Company's right-of-use assets and lease liabilities were as follows at March 31, 2022 (in thousands):

March 31,
2022
Assets
Operating lease right-of-use assets	$1,312
Liabilities
Current portion of operating lease liabilities	278
Operating lease liabilities, net of current portion	1,039
Total lease liabilities	$1,317

Future minimum payments under non-cancellable leases as of March 31, 2022 were as follows (in thousands):

Years ending December 31,
Remainder of 2022	$286
2023	389
2024	369
2025	349
2026	177
Thereafter	—
Total future minimum lease payments	1,570
Less: imputed interest	(253)
Present value of lease liabilities	1,317
Less: lease liabilities, current	(278)
Lease liabilities, net of current portion	$1,039

10. Stock-Based Compensation

Equity Incentive Plan

In February 2019, the Company adopted its 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock units to employees, directors or consultants of the Company. The 2019 Plan provided that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the 2019 Plan was 6,198,493.

In October 2021, the 2019 Plan was terminated as to new awards and the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 19, 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors or consultants of the Company. The number of common shares available for issuance under the 2021 Plan is 5,612,000 shares of common stock plus any common shares subject to stock options, restricted stock units or similar awards granted under the 2019 Plan that expire, are forfeited or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of common shares to be added to the 2021 Plan equal to 4,978,561 common shares. Additionally, shares available for issuance under the 2021 Plan increase on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year, equal to the lesser of 5,102,000 common shares, 5% of the outstanding common shares on the last day of the immediately preceding fiscal year, or such number of common shares determined by the board of directors.

Options granted under the 2019 Plan and 2021 Plan (the "Plans") generally vest over a period of between 2 and 4 years and expire 10 years from grant date. As of March 31, 2022 and December 31, 2021, the Company had 5,635,119 and 5,612,000 shares, respectively, authorized for issuance under the Plans, and 2,397,610 and 3,799,570 shares, respectively, remained available for grant.

Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$1,195	$49
General and administrative	2,249	31
Total	$3,444	$80

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	6,010,490	$6.83	9.27	$78,630
Granted	1,463,350	13.15
Exercised	(298,414)	0.29
Forfeited and cancelled	(61,390)	9.43
Outstanding as of March 31, 2022	7,114,036	$8.38	9.25	$41,072
Options vested and expected to vest as of March 31, 2022	7,114,036	$8.38	9.25	$41,072
Options exercisable as of March 31, 2022	1,242,225	$3.00	8.21	$13,408

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $8.78 and $2.15 per share, respectively. The intrinsic value of a stock option or restricted award is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the three months ended March 31, 2022 was $3.6 million. There were no stock options exercised during the three months ended March 31, 2021.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plan during the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	1.6% - 2.3%	0.9%
Expected volatility	75.0%	80.0%
Expected term (in years)	6.0 - 10.0	3.1 - 4.9
Expected dividend yield	—	—

Stock-based compensation expense related to stock options was $2.7 million for the three months ended March 31, 2022, and an immaterial amount for the three months ended March 31, 2021. As of March 31, 2022, unrecognized stock-based compensation was $34.7 million which is expected to be recognized over the weighted average period of 3.0 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans. Restricted stock awards generally vest over a period of 3 years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the three months ended March 31, 2022, no shares were repurchased. During the year ended December 31, 2021, the Company repurchased 9,079 shares.

The following table summarizes restricted stock award activity for the three months ended March 31, 2022:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2021	117,872	$2.80
Vested	(22,576)	0.10
Unvested balance as of March 31, 2022	95,296	$3.44

The Company records a liability for unvested restricted awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was immaterial as of March 31, 2022 and December 31, 2021. The total fair value of restricted stock awards vested during the three months ended March 31, 2022 and 2021 was immaterial. As of March 31, 2022, there was approximately $0.2 million of unrecognized stock-based compensation cost pertaining restricted stock awards that will be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of 4 years. There were no changes to restricted stock units during the three months ended March 31, 2022.

As of March 31, 2022, there was approximately $9.2 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 3.7 years.

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

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. Total stock-based compensation expense recognized related to the ESPP for the three months ended March 31, 2022 was approximately $0.1 million.

11. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2022	2021
Numerator:
Net loss	$(22,732)	$(37,645)
Deemed dividend	—	(1,552)
Net loss attributable to common shareholders	$(22,732)	$(39,197)
Denominator
Weighted average shares of common stock outstanding, basic and diluted	50,585,255	2,575,619
Basic and diluted net loss per share attributable to common shareholders	$(0.45)	$(15.22)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at March 31, 2022 and 2021, because to do so would be anti-dilutive. Excluded from the table at March 31, 2021 is the potential impact from the Convertible Notes and Convertible SAFE Notes, as the number of shares was unknown at that time:

	March 31,
	2022	2021
Shares issuable upon conversion of Series A and A-1 preferred stock	—	25,049,897
Shares issuable upon exercise of stock options	7,114,036	1,654,191
Unvested restricted stock units	675,679	—
Unvested restricted stock awards	95,296	102,424
Shares purchasable under the 2021 Employee Stock Purchase Plan	9,934	—
Total	7,894,945	26,806,512

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

Expense recognized by the Company under the related party Support Services Agreements was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development - Kalika	$—	$112
Research and development - Bayside	203	96
Total research and development - related party	$203	$208
General and administrative - Kalika	$—	$116
Total general and administrative - related party	$—	$116

At March 31, 2022 and December 31, 2021, the Company had accounts payable and accrued expenses due to related parties of $0.4 million and $0.2 million, respectively. At March 31, 2022 and December 31, 2021, the Company had an immaterial amount of prepaid expenses to related parties.

13. Subsequent Events

On May 6, 2022, the Company entered into a lease agreement with Charlotta Partners, Inc. to add office space to its existing lease in Encinitas, California. The lease has a four-year term ending June 30, 2026. The total commitment under this lease is $0.6 million from June 1, 2022 through June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 23, 2022. In addition to historical financial information, the following discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled "Special Note Regarding Forward-Looking Statements."

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. Our lead clinical product candidate, VTX958, is a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor currently in a Phase 1 multiple ascending dose trial. We expect to initiate Phase 2 trials with VTX958 in the second half of 2022 for one or more therapeutic indications, such as for psoriasis, psoriatic arthritis and Crohn’s disease, among other potential indications. In addition, we are developing VTX002, a Sphingosine 1 phosphate receptor (S1P1R) modulator in Phase 2 development for ulcerative colitis. We initiated a Phase 2 trial with VTX002 in the fourth quarter of 2021 in patients with moderate to severe ulcerative colitis. Our third product candidate, VTX2735, a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor is currently in a Phase 1 trial. In addition to VTX2735, we nominated VTX3232, our lead CNS-penetrant NLRP3 inhibitor, as a clinical development candidate in the fourth quarter of 2021 and plan to submit an Investigational New Drug (IND) application for this program in the fourth quarter of 2022 with Phase 1 studies planned for the first quarter of 2023.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $22.7 million and $37.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively. We had an accumulated deficit of $140.5 million as of March 31, 2022. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

Initial Public Offering

On October 25, 2021, we completed an initial public offering (IPO) of our common stock in which we issued an aggregate of 10,893,554 shares of our common stock (inclusive of 1,420,898 shares issued pursuant to the underwriters' over-allotment option) at a price of $16.00 per share. The Company received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions of $12.2 million and other offering expenses of $3.3 million.

In connection with the closing of the initial public offering, all 12.5 million outstanding shares of Series A Convertible Preferred Stock (Series A Preferred Stock) and 18.8 million outstanding shares of Series A-1 Convertible Preferred Stock (Series A-1 Preferred Stock) and 4.0 million shares of Series B Convertible Preferred Stock (Series B Preferred Stock) converted into an aggregate of 35.3 million shares of common stock.

Business Update Regarding Conflict in Ukraine

We are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to severe UC with enrollment originally projected to include patients at clinical sites in Russia, Belarus and Ukraine. As a result of the military conflict in Ukraine, clinical trial site operations in Russia, Belarus and Ukraine have been interrupted, impacting our original clinical trial strategy. We may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials at these sites unless we are able to transfer the care of those patients to another qualified clinical trial site. Our operations at additional sites in the region could also be impacted in the future. Additionally, if our relationships with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. All of the foregoing creates uncertainty around our ability to project the timing for enrollment of our Phase 2 trial for VTX002 and may lead to increased clinical trial costs as we seek to open additional clinical sites to offset potential impact to our projected enrollment in Russia, Belarus and Ukraine, which could materially harm our business.

We have no way to predict the progress or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations and business outlook.

COVID-19

The global COVID-19 pandemic and the related variants continue to rapidly evolve. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our operations and those of our CROs, third-party manufacturers and other third parties with whom we do business, as well as its potential impact on regulatory authorities and our ability to attract and retain key scientific and management personnel. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

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

The fair value of total cost of the Asset Acquisitions was $14.0 million and $7.8 million for Oppilan and Zomagen, respectively. The excess of the cost of acquisition over net assets acquired was $12.8 million and $8.9 million for Oppilan and Zomagen, respectively. We determined that there is no alternative future use of the in-process research and development (IPR&D) assets acquired from either acquisition. In accordance with the accounting for Asset Acquisitions, the excess of the cost of acquisition over net assets acquired was expensed as IPR&D at the respective acquisition date. For the year ended December 31, 2021, we recorded the excess IPR&D costs of $21.7 million in research and development costs within our unaudited condensed consolidated statements of operations and comprehensive loss.

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

	Three Months Ended
	March 31,
	2022	2021
VTX958	$5,568	$1,163
VTX002	3,880	525
VTX2735	3,340	419
Unallocated research and development expenses	4,621	22,494
Total research and development expenses	$17,409	$24,601

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

General and Administrative Expenses

General and administrative expenses are related to finance, human resources, legal and patent costs and other administrative activities. These expenses consist primarily of personnel costs, including stock-based compensation expenses, outside services, legal expenses, management fees and other general and administrative costs.

We expect that our general and administrative expenses will increase for the foreseeable future as we expand operations, increase our headcount to support our continued research and development activities and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have also incurred, and expect to continue to incur, increased costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations and disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our general and administrative expenses related to the sales and marketing of any approved product candidate.

Results of Operations

The presentation of our condensed consolidated financial statements for the three months ended March 31, 2021, reflect the financial results of Ventyx Biosciences, Inc., and the financial results of our two acquired subsidiaries, Oppilan and Zomagen, from the acquisition date to March 31, 2021, on a consolidated basis.

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

The following table summarizes our condensed consolidated results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $203 and $208, respectively)	$17,409	$24,601	$(7,192)
General and administrative (includes related party amounts of $0 and $116, respectively)	5,338	747	4,591
Total operating expenses	22,747	25,348	(2,601)
Loss from operations	(22,747)	(25,348)	2,601
Other (income) expense:
Other income	(15)	—	(15)
Interest expense - related party	—	99	(99)
Change in fair value of notes and derivative - related party	—	11,051	(11,051)
Change in fair value of Series A tranche liability	—	1,147	(1,147)
Total other (income) expense	(15)	12,297	(12,312)
Net loss	(22,732)	(37,645)	14,913
Unrealized loss on marketable securities	(942)	—	(942)
Foreign currency translation	42	2	40
Comprehensive loss	$(23,632)	$(37,643)	$14,011

Research and Development Expense

Research and development expenses were $17.4 million and $24.6 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, there were increases in costs associated with the Phase 1 trial for VTX958 of $4.6 million, compensation related expenses of approximately $2.5 million and expenses from the operations of Oppilan and Zomagen. The increased expenses from the operations of Oppilan were attributable to an increase in costs associated with the Phase 2 trial for VTX002 of $3.3 million. The increased expenses from the operations of Zomagen were primarily attributable to an increase in costs associated with the Phase 1 trial for VTX2735 of $2.9 million and drug candidate discovery costs of $1.0 million. During the three months ended March 31, 2021, we recognized a $21.8 million non-cash IPR&D expense associated with the acquisitions of Oppilan and Zomagen (as there was no alternative future use of the IPR&D assets acquired), which was the primary cause of the overall decrease in research and development expenses between periods.

For the three months ended March 31, 2022, the majority of research and development expense has been related to the development of VTX958, VTX002 and VTX2735.

General and Administrative Expense

General and administrative expenses were $5.3 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $4.6 million was primarily due to increased personnel costs, including stock-based compensation and professional service fees. The remaining increase is attributable to increased expenses from the operations of Oppilan and Zomagen during the three months ended March 31, 2022.

Other (Income) Expense

Other (income) expense was $0 and $12.3 million for the three months ended March 31, 2022 and 2021, respectively. During the first quarter of 2021, in conjunction with the acquisitions of Oppilan and Zomagen, the convertible promissory notes (Convertible Notes) and Simple Agreements for Future Equity (SAFEs or Convertible SAFE Notes) converted into Series A and Series A-1 Preferred Stock, eliminating the fair value accounting associated with the Convertible Notes, SAFEs and the associated derivative liability. Additionally, during the three months ended March 31, 2021, the Company recognized a change in the fair value of the Series A tranche liability of approximately $1.1 million.

We issued the Convertible Notes in 2019 and 2020 which included a change of control feature for which we recorded a liability measured at fair value. We estimated the fair value of our change of control feature using a combination of probability analysis and Monte Carlo simulation methodology. Until their conversion into Series A-1 Preferred Stock in February 2021, we adjusted the carrying value of our change in control feature to its estimated fair value at each reporting date, with the increases in fair value of the change of control feature recorded in our condensed consolidated statements of operations and comprehensive loss.

We issued SAFEs in 2019 and 2020 which we accounted for at fair value. We estimated the fair value of our SAFEs using a combination of probability analysis and Monte Carlo simulation methodology. Until their conversion into Series A-1 Preferred Stock in February 2021, we adjusted the carrying value of our SAFEs to their estimated fair value at each reporting date, with the increases in fair value of the SAFEs recorded in our condensed consolidated statements of operations and comprehensive loss.

On February 26, 2021, we issued 6,283,401 shares of our Series A Preferred Stock for gross proceeds of $57.3 million at the original issue price of $9.12 per share. The Series A purchase agreement allowed the original investors to purchase an additional 6,250,504 shares of Series A Convertible Preferred Shares (the Additional Shares) on the same terms and conditions as the original issuance at the original issuance price of $9.12 per share (the Second Closing or Tranche Liability). In addition, we were obligated to issue 507,133 shares of common stock to a Series A investor if such investor participated in the second tranche. We concluded that these rights or obligations of the investors to participate in the second tranche of the Series A Preferred Stock met the definition of a freestanding instrument that was required to be recorded as a liability at fair value (Series A tranche liability). Given the common shares were linked to the second tranche, they were also considered a component of the Tranche Liability.

We adjusted the carrying value of our Series A tranche liability to its estimated fair value at each reporting date. We estimated the fair value of the Series A tranche liability using a combination of probability analysis and Monte Carlo simulation methodology. The increases in fair value of the Series A tranche liability were recorded as an increase in fair value of our Series A tranche liability in our condensed consolidated statements of operations and comprehensive loss.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2022, we have funded our operations primarily through the issuance of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. Additionally, in October 2021 through our IPO, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $273.1 million.

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

Based upon our current operating plan, we expect that the net proceeds from our IPO, together with our cash, cash equivalents and marketable securities as of March 31, 2022, will enable us to fund our operating expenses and capital expenditures requirements into the first half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Material short-term liquidity needs relate to $0.3 million related to future minimum lease payments. Material long-term liquidity needs pertaining to our operating leases is approximately $1.0 million with our last minimum lease payment due in June 2026. Currently, we have no short-term or long-term purchase commitments.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity, equity-linked and debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $273.1 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,726)	$(3,019)
Investing activities	$(16,503)	$1,899
Financing activities	$86	$56,865

Operating Activities

Net cash used in operating activities was $12.7 million for the three months ended March 31, 2022 and was primarily due to our net loss of $22.7 million offset by $3.5 million for noncash items and a net increase of $6.5 million in operating assets and liabilities. The noncash items included $3.4 million from stock-based compensation expense and $0.1 million from depreciation expense and the amortization of the operating right-of-use assets. The $6.5 million change in operating assets and liabilities was primarily attributable to an increase in accrued expenses of $3.2 million and a decrease in prepaid expenses and other assets of $5.1 million, offset by a decrease in accounts payable of $1.8 million.

Net cash used in operating activities was $3.0 million for the three months ended March 31, 2021 and was primarily due to our net loss of $37.6 million offset by $34.2 million for noncash items and a net increase in operating assets and liabilities of $0.5 million. The noncash items included $21.8 million for acquired IPR&D expenses and $12.2 million due to the change in the fair value of related party notes, the associated derivative, and the Series A tranche liability. The $0.5 million change in operating assets and liabilities was primarily attributable to increases in accrued expenses of $1.0 million and accounts payable of $0.1 million, offset by an increase in prepaid expenses and other assets of $0.6 million.

Investing Activities

Net cash used in investing activities was $16.5 million for the three months ended March 31, 2022 related to the purchase of $68.7 million of investments in available-for-sale marketable securities, partially offset by $52.2 million in proceeds from maturities of available-for-sale marketable securities. Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2021 attributable to the net cash assumed in connection with the acquisition of Oppilan and Zomagen.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022 attributable to the exercise of stock options. Net cash provided by financing activities was $56.9 million for the three months ended March 31, 2021 and was primarily attributable to $56.4 million of proceeds from the issuance of our Series A Preferred Stock net of offering costs and $0.5 million of net proceeds from the issuance of SAFEs.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accruals for research and development expenses, stock-based compensation and fair value measurements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2022, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 6 "Commitments and Contingencies," to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.

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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, up until the date of our initial public offering, have financed our operations primarily through private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2021, we incurred a net loss of $83.7 million, compared with a net loss of $28.2 million for the year ended December 31, 2020. As of March 31, 2022, we had an accumulated deficit of $140.5 million. For the three months ended March 31, 2022, we incurred a net loss of $22.7 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $140.5 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. Our research and development and our operating costs have also been substantial and are expected to increase. We will also require a significant additional amount of capital to commercialize any approved products.

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $273.1 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund operations into the first half of 2024. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

Our future capital requirements may depend on, and could increase significantly as a result of, many factors, including:

▪
the timing of, and the costs involved in, preclinical and clinical development and obtaining any regulatory approvals for our product candidates;
▪
the costs of manufacturing and distributing our product candidates and any products for which we receive regulatory approval, if any;
▪
any other product candidates we develop or acquire;
▪
our ability to establish and maintain strategic partnerships, licensing or other commercialization arrangements and the terms and timing of such arrangements;
▪
the degree and rate of market acceptance of any approved products;
▪
the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
▪
the expenses needed to attract and retain skilled personnel;
▪
the costs associated with being a public company;
▪
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation;
▪
the costs related to commercializing product candidates independently;
▪
the timing, receipt and amount of sales of, or royalties on, any approved products; and
▪
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

Further, conducting clinical trials in foreign countries can present additional risks that may delay completion of our clinical trials, including risks associated with:

▪
additional foreign regulatory requirements;
▪
foreign exchange fluctuations;
▪
compliance with foreign manufacturing, customs, shipment and storage requirements;
▪
diminished protection of intellectual property in some countries;
▪
the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of cultural differences in medical practices and clinical research;
▪
managing additional administrative burdens associated with foreign regulatory schemes; and
▪
interruptions or delays in our clinical trials resulting from geopolitical events, such as war or terrorism.

In particular, we are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to severe UC with enrollment originally projected to include patients at clinical sites in Russia, Belarus and Ukraine. As a result of the military conflict in Ukraine, clinical trial site operations in Russia, Belarus and Ukraine have been interrupted, impacting our original clinical trial strategy. We may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials at these sites unless we are able to transfer the care of those patients to another qualified clinical trial site. Our operations at additional sites in the region could also be impacted in the future. Additionally, if our relationships with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Furthermore, the United States and its European allies have imposed significant new sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. All of the foregoing creates uncertainty around our ability to project the timing for enrollment of our Phase 2 trial for VTX002 and may lead to increased clinical trial costs as we seek to open additional clinical sites to offset potential impact to our projected enrollment in Russia, Belarus and Ukraine, which could materially harm our business.

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

As of March 31, 2022, we have a Phase 2 trial of VTX002 enrolling UC patients, a Phase 1 MAD trial of VTX958 enrolling healthy subjects, and a Phase 1 SAD/MAD trial of VTX2735 enrolling healthy subjects. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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
▪
changes in regulatory requirements, policies and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, conducting additional studies, implementation of other changes that alter the data requirements or standards for obtaining regulatory approval, and other regulatory changes which may cause delays in our development programs, or changes to regulatory review times;
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
▪
delays and additional costs associated with business disruptions, new regulatory requirements, social distancing and other restrictions imposed by governmental or regulatory agencies and clinical trial sites due to the COVID-19 pandemic, which may include enrollment delays or failures to follow trial protocols; and
▪
business interruptions, changes in export regulation and controls, and other domestic and foreign regulations or restrictions resulting from geopolitical actions, including war, regional conflicts, terrorism, or natural disasters.

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

In addition to U.S. regulatory requirements, we are also subject to regulation by foreign regulatory authorities, ethics committees, and other governmental entities with respect to clinical trials we conduct or sponsor outside of the U.S. For example, the EU Clinical Trials Regulation, or CTR, became applicable on January 31, 2022, repealing the EU Clinical Trials Directive. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, a new clinical trial portal and database that will be maintained by the EMA in collaboration with the European Commission and the EU Member States. Complying with changes in regulatory requirements can incur additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or new requirements or policies governing our business operations, including our clinical trials.

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

▪
regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;
▪
we may be required to conduct additional clinical trials or post-approval studies;
▪
we may be required to recall a product or change the way such product is administered to patients;
▪
additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

▪
regulatory authorities may require the addition of labeling statements, such as a black box warning or a contraindication or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
▪
we may be required to implement a REMS or create a Medication Guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
▪
we could be sued and held liable for harm caused to patients;
▪
we may be subject to fines, injunctions or the imposition of criminal penalties;
▪
the product may become less competitive; and
▪
our reputation may suffer.

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

As of March 31, 2022, we had 31 full-time employees, compared to 27 full-time employees as of December 31, 2021, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations

Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to the military conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
▪
expiration of market standoff or lock-up agreements;
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

From October 21, 2021 until May 9, 2022, the closing price of our common stock has ranged from a low of $10.00 to a high of $23.07. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of April 14, 2022, we had 50,908,452 outstanding shares of common stock. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

In addition, we are also a “smaller reporting company” because the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our initial public offering was less than $700 million as of June 30, 2021 and our annual revenue was less than $100 million during the fiscal year ended December 31, 2021. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30th in the most recently completed fiscal year, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30th in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Additionally, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

None.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Lease Expanding Corporate Headquarters

On May 6, 2022, the Company entered into a Standard Multi-Tenant Office Lease with Charlotta Partners, Inc. and 9310 Towne Centre Drive Harrison-1, LLC for future additional office space at the Company’s headquarters at 662 Encinitas Boulevard, Suite 250, Encinitas, CA 92024 (the Lease). Under the Lease, the Company will lease an additional 2,604 useable square feet commencing on May 1, 2022 (with occupancy expected on June 1, 2022) for $11,496.10 per month for four (4) years and one (1) month, subject to operating expense increase as described in the Lease.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 1.01 of Form 8-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 333-259891).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, File No. 333-259891).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 12, 2022	By:	/s/ Martin Auster
Martin Auster, M.D.
Chief Financial Officer
(Principal financial officer and duly authorized to sign on behalf of the registrant)