Form 10-Q
period 2022-06-30
Ventyx Biosciences, Inc.
filed 2022-08-15
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the registrant had 50,917,801 shares of common stock, $0.0001 par value per share, outstanding.

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
•
any impact of the COVID-19 pandemic, or responses to the COVID-19 pandemic, on our business, clinical trials or personnel, including, without limitation, disruptions in the supply chain, including raw materials needed for manufacturing, animals used in research, delays in site activations and enrollment of clinical trials;
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
•
the rate and degree of market acceptance of approved products, if any;
•
our ability to attract and retain key personnel;
•
the accuracy of our estimates regarding our future revenue, operating expenses, capital requirements and needs for additional financing;

ii

•
our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•
our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and not infringe, misappropriate or otherwise violate the intellectual property of others; and
•
regulatory developments in the United States and foreign countries.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$45,343	$70,791
Marketable securities	205,109	187,785
Prepaid expenses and other assets (includes related party amounts of $39 and $29, respectively)	1,741	4,444
Total current assets	252,193	263,020
Property and equipment, net	287	254
Operating lease right-of-use assets	1,733	—
Marketable securities	7,900	28,148
Other long-term assets	72	60
Total assets	$262,185	$291,482

Liabilities and stockholders' equity
Current liabilities:
Accounts payable (includes related party amounts of $77 and $0, respectively)	$5,805	$4,661
Accrued expenses (includes related party amounts of $74 and $175, respectively)	11,483	7,622
Current portion of operating lease liabilities	386	—
Total current liabilities	17,674	12,283
Operating lease liabilities, net of current portion	1,359	—
Total liabilities	19,033	12,283
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at June 30, 2022 and December 31, 2021; 50,959,950 and 50,526,702 shares issued at June 30, 2022 and December 31, 2021, respectively; 50,899,066 and 50,408,830 shares outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	404,987	397,051
Accumulated other comprehensive loss	(1,291)	(58)
Accumulated deficit	(160,549)	(117,799)
Total stockholders' equity	243,152	279,199
Total liabilities and stockholders' equity	$262,185	$291,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (includes related party amounts of $230, $254, $433 and $462, respectively)	$14,676	$9,511	$32,085	$34,112
General and administrative (includes related party amounts of $0, $0, $0 and $116, respectively)	5,722	1,675	11,060	2,422
Total operating expenses	20,398	11,186	43,145	36,534
Loss from operations	(20,398)	(11,186)	(43,145)	(36,534)
Other (income) expense:
Other (income) expense	(380)	44	(395)	44
Interest expense - related party	—	—	—	99
Change in fair value of notes and derivative - related party	—	—	—	11,051
Change in fair value of Series A tranche liability	—	4,329	—	5,476
Total other (income) expense	(380)	4,373	(395)	16,670
Net loss	(20,018)	(15,559)	(42,750)	(53,204)
Deemed dividend	—	—	—	(1,552)
Net loss attributable to common shareholders	$(20,018)	$(15,559)	$(42,750)	$(54,756)
Net loss	$(20,018)	$(15,559)	$(42,750)	$(53,204)
Unrealized loss on marketable securities	(279)	—	(1,221)	—
Foreign currency translation	(54)	(14)	(12)	(12)
Comprehensive loss	$(20,351)	$(15,573)	$(43,983)	$(53,216)
Net loss per share attributable to common shareholders, basic and diluted	$(0.39)	$(4.31)	$(0.84)	$(17.69)
Shares used to compute basic and diluted net loss per share attributable to common shareholders	50,848,391	3,609,462	50,717,548	3,095,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2022 and 2021

(in thousands, except share amounts)

(unaudited)

								Accumulated
	Series A Convertible		Series A-1 Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2022	—	$—	—	$—	50,729,820	$5	$400,607	$(958)	$(140,531)	$259,123
Issuance of common stock upon exercise of stock options	—	—	—	—	118,918	—	134	—	—	134
Issuance of common stock upon vesting of restricted common stock	—	—	—	—	41,254	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	—	—	9,074	—	115	—	—	115
Stock-based compensation expense	—	—	—	—	—	—	4,131	—	—	4,131
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(279)	—	(279)
Foreign currency translation	—	—	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	—	—	(20,018)	(20,018)
Balance at June 30, 2022	—	$—	—	$—	50,899,066	$5	$404,987	$(1,291)	$(160,549)	$243,152

								Accumulated
	Series A Convertible		Series A-1 Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at March 31, 2021	6,283,401	$55,301	18,766,496	$57,437	3,410,694	$—	$8,034	$2	$(71,698)	$(63,662)
Issuance of preferred stock	6,250,504	57,000	—	—	—	—	—	—	—	—
Conversion of tranche liability to Series A preferred stock and common stock	—	3,978	—	—	507,133	—	3,058	—	—	3,058
Issuance of common stock upon exercise of stock options	—	—	—	—	12,540	—	25	—	—	25
Issuance of common stock upon vesting of restricted common stock	—	—	—	—	25,606	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	288	—	—	288
Foreign currency translation	—	—	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	—	—	(15,559)	(15,559)
Balance at June 30, 2021	12,533,905	$116,279	18,766,496	$57,437	3,955,973	$—	$11,405	$(12)	$(87,257)	$(75,864)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2022 and 2021

(in thousands, except share amounts)

(unaudited)

								Accumulated
	Series A Convertible		Series A-1 Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	50,408,830	$5	$397,051	$(58)	$(117,799)	$279,199
Issuance of common stock upon exercise of stock options	—	—	—	—	417,332	—	220	—	—	220
Issuance of common stock upon vesting of restricted common stock	—	—	—	—	63,830	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	—	—	9,074	—	115	—	—	115
Adjustment to offering expenses in the initial public offering	—	—	—	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	—	—	7,575	—	—	7,575
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,221)	—	(1,221)
Foreign currency translation	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	(42,750)	(42,750)
Balance at June 30, 2022	—	$—	—	$—	50,899,066	$5	$404,987	$(1,291)	$(160,549)	$243,152

								Accumulated
	Series A Convertible		Series A-1 Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2020	—	$—	—	$—	2,059,157	$—	$1,847	$—	$(32,501)	$(30,654)
Issuance of preferred stock upon modification and conversion of notes	—	—	12,713,585	38,911	—	—	1,735	—	—	1,735
Acquisition of Oppilan and Zomagen	—	—	6,052,911	18,526	818,798	—	2,820	—	—	2,820
Issuance of preferred stock and common stock, net of legal fees	12,533,905	112,301	—	—	507,133	—	1,552	—	(1,552)	—
Conversion of tranche liability to Series A preferred stock and common stock	—	3,978	—	—	507,133	—	3,058	—	—	3,058
Issuance of common stock upon exercise of stock options	—	—	—	—	12,540	—	25	—	—	25
Issuance of common stock upon vesting of restricted common stock	—	—	—	—	51,212	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	368	—	—	368
Foreign currency translation	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	(53,204)	(53,204)
Balance at June 30, 2021	12,533,905	$116,279	18,766,496	$57,437	3,955,973	$—	$11,405	$(12)	$(87,257)	$(75,864)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,750)	$(53,204)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	45	5
Amortization of right-of-use assets - operating	148	—
Stock-based compensation	7,575	368
Accretion of marketable securities, net	(109)	—
Non-cash interest - related party	—	99
Change in fair value of notes and derivative - related party	—	11,051
Change in fair value of Series A tranche liability	—	5,476
Acquired in-process research and development	—	21,781
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,677	(1,737)
Operating lease liabilities	(136)	—
Accounts payable (includes related party amounts of $77 and ($421), respectively)	1,171	171
Accrued expenses (includes related party amounts of ($101) and $265, respectively)	3,861	3,068
Net cash used in operating activities	(27,518)	(12,922)
Cash flows from investing activities:
Acquisition of Oppilan and Zomagen, net of cash	—	1,899
Purchases of marketable securities, available-for-sale	(125,397)	—
Proceeds from maturities of marketable securities, available-for-sale	127,210	—
Purchases of property and equipment	(66)	(11)
Net cash provided by investing activities	1,747	1,888
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	—	113,415
Deferred offering costs	—	(300)
Proceeds from exercise of stock options	220	25
Proceeds from issuance of common stock under employee stock purchase plan	115	—
Proceeds from issuance of SAFE notes, net	—	450
Net cash provided by financing activities	335	113,590
Effect of exchange rates on cash and cash equivalents	(12)	(12)
Net increase (decrease) in cash and cash equivalents	(25,448)	102,544
Cash and cash equivalents, beginning of period	70,791	244
Cash and cash equivalents, end of period	$45,343	$102,788

Supplemental disclosure for non-cash activities
Conversion of promissory and SAFE notes - related party	$—	$38,911
Stock issued for the acquisition of Oppilan and Zomagen	$—	$21,345
Unpaid deferred offering costs	$—	$453
Unrealized loss on marketable securities, available-for-sale	$(1,221)	$—

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

Initial Public Offering

The Company's registration statement on Form S-1 (“Registration Statement”) related to its initial public offering (“IPO”) was declared effective on October 20, 2021, and the Company's common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on October 21, 2021. In its initial public offering, the Company sold an aggregate of 10,893,554 shares of its common stock, including 1,420,898 shares sold pursuant to the underwriters' over-allotment option, at a public offering price of $16.00 per share. The Company received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, from sales of its shares in the IPO.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021 reflect the financial results of Ventyx Biosciences, Inc. and its two acquired wholly owned subsidiaries, Oppilan Pharma Ltd (“Oppilan”) and Zomagen Biosciences Ltd. (“Zomagen”), on a consolidated basis, as of the acquisition date of February 26, 2021 (Note 5). All intercompany transactions and balances have been eliminated in consolidation.

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

The Company's significant accounting policies are detailed in “Note 2: Summary of Significant Accounting Policies” of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no changes to the Company's significant accounting policies from those disclosed in the annual report. Additionally, on January 1, 2022, the Company adopted Accounting Standards Codification No. 842, Leases, with application to leases that existed as of the adoption date.

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022 or any future period.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Significant estimates include, but are not limited to, estimates related to clinical trial prepaids and accruals, estimates related to prepaid and accrued research and development costs, available-for-sale marketable securities, estimates related to the measurement of operating lease right-of-use assets and operating lease liabilities, and determinations of the fair value of stock-based awards. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Risks and Uncertainties

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

Investments in Marketable Securities, Available-for-Sale

The Company maintains a portfolio of investments which include U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities (“ABS”). The Company's investments in marketable securities are available-for-sale securities and the marketable securities are reported at fair value. Investments in marketable securities with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments in marketable securities with contractual maturities 12 months or greater at the balance sheet date are considered long-term investments. Unrealized gains and losses are included in accumulated other comprehensive loss, net of tax. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other (income) expense within the condensed consolidated statements of operations and comprehensive loss.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period that any such determination is made. Calculating an impairment charge requires a high degree of judgment. In making this judgment, the Company evaluates, among other items, the time frame and extent to which the fair market value of a security is less than its amortized cost and the Company's intent and ability to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the Financial Accounting Standards Board (“FASB”) with respect to fair value reporting for financial assets and liabilities. The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Financial assets and liabilities measured at fair value on a recurring basis include cash equivalents, marketable securities, the change of control derivative liability, the fair value of the Simple Agreements for Future Equity (“SAFEs” or “Convertible SAFE Notes”), and the fair value of the Series A tranche liability. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for the Company’s annual periods beginning after 2023, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

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

Recently Adopted Accounting Pronouncements

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

3. Fair Value Measurements

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is as follows:

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$23,032	$—	$—	$23,032
Commercial paper	—	13,987	—	13,987
Total cash equivalents	23,032	13,987	—	37,019
Marketable securities
U.S. Treasury securities	55,390	—	—	55,390
U.S. government agency securities	—	11,459	—	11,459
Corporate debt securities	—	2,979	—	2,979
Commercial paper	—	141,860	—	141,860
Asset backed securities	—	1,321		1,321
Total marketable securities	55,390	157,619	—	213,009
Total assets	$78,422	$171,606	$—	$250,028

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$23,712	$—	$—	$23,712
Corporate debt securities	—	975	—	975
Commercial paper	—	34,248	—	34,248
Total cash equivalents	23,712	35,223	—	58,935
Marketable securities
U.S. Treasury securities	28,148	—	—	28,148
Corporate debt securities	—	4,039	—	4,039
Commercial paper	—	176,735	—	176,735
Asset backed securities	—	7,011	—	7,011
Total marketable securities	28,148	187,785	—	215,933
Total assets	$51,860	$223,008	$—	$274,868

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. During the six months ended June 30, 2022, there were no transfers between Level 1, Level 2 and Level 3.

As of June 30, 2022 and December 31, 2021, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$56,077	$—	$(687)	$55,390
U.S. government agency securities	11,499	—	(40)	11,459
Corporate debt securities	3,025	—	(46)	2,979
Commercial paper	142,373	—	(513)	141,860
Asset backed securities	1,324	—	(3)	1,321
Total marketable securities	$214,298	$—	$(1,289)	$213,009

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$28,204	$—	$(56)	$28,148
Corporate debt securities	4,042	—	(3)	4,039
Commercial paper	176,742	17	(24)	176,735
Asset backed securities	7,014	—	(3)	7,011
Total marketable securities	$216,002	$17	$(86)	$215,933

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

As of June 30, 2022, all available-for-sale marketable securities were in an unrealized loss position, all of which had been in an unrealized loss position for less than 12 months. The Company evaluated the securities individually for other-than-temporary impairment and considered the unrealized losses to be temporary in nature as the Company has no intent to sell these securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Additionally, each security remained at a high credit quality rating. The decline in market value was primarily attributable to an increase in interest rates during the six months ended June 30, 2022. As such, the Company has classified the losses as temporary in nature.

At December 31, 2021, there were 26 available-for-sale marketable securities in an unrealized loss position, all of which had been in an unrealized loss position for less than 12 months, and the unrealized losses of each security were immaterial individually and in the aggregate.

4. Consolidated Balance Sheet Details

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development costs	$6,756	$3,893
Accrued clinical trial costs	2,853	1,025
Other accrued liabilities	1,800	2,529
Accrued related party liabilities	74	175
Total accrued expenses	$11,483	$7,622

5. Acquisitions

In February 2021, in connection with the Series A and Series A-1 Preferred Stock financing, the Company acquired all of the outstanding equity and convertible debt interests of Oppilan and Zomagen. Certain investors of Oppilan and Zomagen are also investors of the Company and are considered related parties. Details of the acquisitions are as follows:

•
Pursuant to the terms of the Share Purchase Agreement (the “Oppilan Purchase Agreement”), upon closing, the Company issued to the shareholders of Oppilan 360,854 shares of Ventyx common stock valued at $3.06 per share, 4,049,143 shares of Series A-1 Preferred Stock valued at $3.06 per share and options to purchase 75,955 shares of Ventyx common stock valued at a weighted average fair value of $1.86 per share in exchange for all of the outstanding equity interests of Oppilan. Oppilan’s lead candidate, VTX002, is a modulator of the S1P1 receptor that has a unique pharmacokinetic and pharmacodynamic profile and has completed Phase 1 clinical testing. A Phase 2 clinical trial of VTX002 for the treatment of moderate-to-severe ulcerative colitis was initiated in the fourth quarter of 2021.

•
Pursuant to the terms of the Share Purchase Agreement (the “Zomagen Purchase Agreement”), upon closing, the Company issued to the shareholders of Zomagen 457,944 shares of Ventyx common stock valued at $3.06 per share, 2,003,768 shares of Series A-1 Preferred Stock valued at $3.06 per share and options to purchase 30,483 shares of Ventyx common stock valued at a weighted average fair value of $2.87 per share in exchange for all of the outstanding equity interests of Zomagen. Zomagen’s lead candidate, VTX2735, is a peripheral NLRP3 inhibitor for which we recently completed a Phase 1 trial.

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

Deemed Dividend

On February 26, 2021, in connection with the $57.3 million in cash received with the Series A Preferred Stock financing, the Company issued 507,133 incremental common shares to a Series A investor. The fair value of the incremental common shares of $1.6 million was treated as a deemed dividend during the six months ended June 30, 2021. The deemed dividend is reflected on the face of the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021 as a reduction to net loss to arrive at net loss attributable to common shareholders.

Series A Convertible Shares – Tranche Liability

The rights and preferences of the Series A Preferred Stock sold under the two tranches had the same rights and preferences. The Company concluded that these rights or obligations of the investors to participate in tranches of Series A convertible preferred shares met the definition of a freestanding financial instrument that was required to be recorded as a liability at fair value as (i) the instruments were legally detachable and separately exercisable from the Series A convertible preferred shares and (ii) the rights would require the Company to transfer assets upon future closings of the Series A convertible preferred shares. In addition, the Company was obligated to issue 507,133 shares of common stock to a Series A investor if they participated in the second tranche. Given the common shares were linked to the second tranche, they were also considered a component of the Tranche Liability. Upon the closing of the Series A Preferred Stock financing in February 2021, the fair value of the tranche right was $1.5 million. On June 10, 2021, the Series A Preferred Stock investors exercised their right and the Company received an additional $57.0 million in proceeds in the second closing of the Series A Preferred Stock financing. The Company recorded a change in fair value of the Series A Tranche Liability of $5.5 million, which was recognized in the Company’s condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021.

Series A-1 Convertible Preferred Shares

On February 26, 2021, the Company issued 4,049,143 and 2,003,768 shares of Series A-1 Preferred Stock to the former equity and debt security holders of Oppilan and Zomagen, respectively. Additionally, on February 26, 2021, the Company issued 12,713,585 shares of Series A-1 Preferred Stock upon the conversion of the convertible promissory notes (“Convertible Notes”) and Convertible SAFE Notes with a principal amount outstanding of $9.8 million.

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

8. Stockholders' Equity

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 par value as of June 30, 2022 and December 31, 2021. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Prior to the Company's IPO, the common stockholders were not entitled to vote on any amendment to the Second Amended and Restated Certificate of Incorporation that related solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled to vote thereon. Subject to the rights of the holders of any class of the Company's capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company's board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalents shares) as of June 30, 2022:

June 30,
2022
Issued and outstanding:
Stock options	7,399,965
Restricted stock awards	60,884
Restricted stock units	678,837
Authorized for future stock award grants:
2021 Equity Incentive Plan	1,982,763
2021 Employee Stock Purchase Plan	500,926
Total	10,623,375

9. Leases

In February 2021, the Company assumed an operating lease in Encinitas, California for its office facilities, and in June 2021 the Company signed an amendment to add an additional term and additional suites in the office building in Encinitas, California. This non-cancellable lease expires on June 30, 2026. In September 2021, the Company executed an operating lease which adds existing office space in its existing building in Encinitas, California. The non-cancellable lease also expires on June 30, 2026.

In May 2022, the Company entered into a lease agreement to add office space to its existing lease in Encinitas, California. The non-cancellable lease commenced on June 1, 2022 and expires on June 30, 2026. The Company recognized operating lease liabilities of approximately $0.5 million and corresponding operating lease right-of-use assets of approximately $0.5 million on the condensed consolidated balance sheet as of June 30, 2022. The office building leases do not contain renewal options.

In March 2021, the Company signed a three-year operating lease for a multi-function ventilated research laboratory and office space in Ghent, Belgium. The non-cancellable lease expires on June 30, 2024. This laboratory and office space lease includes two, two-year renewal options.

The Company's leases have remaining terms ranging between two years to four years. The leases contain various termination options. The Company's leases do not contain any residual value guarantees or material restrictive covenants.

The weighted average remaining lease term and discount rate for our operating leases were approximately 3.8 years and 9.0%, respectively, at June 30, 2022.

During the three and six months ended June 30, 2022, the Company recognized operating lease costs of $0.1 million and $0.2 million, respectively, and an immaterial amount of variable lease costs in both periods. In addition, the Company made cash payments of $0.2 million for operating leases during the six months ended June 30, 2022, which are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

Supplemental cash flow information related to operating leases for the six months ended June 30, 2022 is as follows (in thousands):

Six Months
Ended
June 30, 2022
Noncash activity:
Right-of-use assets obtained in exchange for operating lease liabilities in connection with adoption of new lease standard	$1,384
Right-of-use assets obtained in exchange for operating lease liabilities	$508

The Company's right-of-use assets and lease liabilities were as follows at June 30, 2022 (in thousands):

June 30,
2022
Assets
Operating lease right-of-use assets	$1,733
Liabilities
Current portion of operating lease liabilities	386
Operating lease liabilities, net of current portion	1,359
Total lease liabilities	$1,745

Future minimum payments under non-cancellable leases as of June 30, 2022 were as follows (in thousands):

Years ending December 31,
Remainder of 2022	$261
2023	530
2024	516
2025	502
2026	255
Total future minimum lease payments	2,064
Less: imputed interest	(319)
Present value of lease liabilities	1,745
Less: lease liabilities, current	(386)
Lease liabilities, net of current portion	$1,359

10. Stock-Based Compensation

Equity Incentive Plan

In February 2019, the Company adopted its 2019 Equity Incentive Plan (the “2019 Plan”) and in October 2021, the 2019 Plan was terminated as to new awards and the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 19, 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors or consultants of the Company.

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

Options granted under the 2019 Plan and 2021 Plan (the “Plans”) generally vest over a period of between 2 and 4 years and expire 10 years from grant date. As of June 30, 2022 and December 31, 2021, the Company had 6,093,573 and 5,612,000 shares, respectively, authorized for issuance under the Plans, and 1,982,763 and 3,799,570 shares, respectively, remained available for grant.

Total share-based compensation expense was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$1,599	$181	$2,794	$230
General and administrative	2,532	107	4,781	138
Total	$4,131	$288	$7,575	$368

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	6,010,490	$6.83	9.27	$78,630
Granted	2,472,855	13.86
Exercised	(417,332)	0.53
Forfeited and cancelled	(666,048)	8.97
Outstanding as of June 30, 2022	7,399,965	$9.34	9.02	$30,296
Vested and expected to vest as of June 30, 2022	7,399,965	$9.34	9.02	$30,296
Exercisable as of June 30, 2022	1,807,268	$4.30	7.96	$15,018

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $9.03 and $3.21 per share, respectively. The intrinsic value of a stock option or restricted award is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the six months ended June 30, 2022 was $5.1 million.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plan during the periods presented:

	Six Months Ended
	June 30,
	2022	2021
Risk-free interest rate	0.9% - 3.4%	0.9% - 1.0%
Expected volatility	67.9% - 75.0%	80.0%
Expected term (in years)	0.3 - 10.0	3.1 - 5.9
Expected dividend yield	—	—

Stock-based compensation expense related to stock options was $3.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, the Company recorded incremental stock-based compensation expense of approximately $0.3 million pertaining to the modification of stock options in connection with the termination of two employees. The modification provided for an acceleration of unvested options, resulting in additional compensation expense to be immediately recognized.

For the six months ended June 30, 2022 and 2021, stock-based compensation expense related to stock options was $6.2 million and $0.3 million, respectively. As of June 30, 2022, unrecognized stock-based compensation was $37.4 million which is expected to be recognized over the weighted average period of 2.9 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the six months ended June 30, 2022:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2021	117,872	$2.80
Vested	(56,988)	2.12
Unvested balance as of June 30, 2022	60,884	$3.45

As of June 30, 2022, there was approximately $0.2 million of unrecognized stock-based compensation cost pertaining restricted stock awards which will be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2022:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Balance as of December 31, 2021	675,679	$14.78
Granted	10,000	$15.95
Vested	(6,842)	$21.90
Unvested balance as of June 30, 2022	678,837	$14.73

As of June 30, 2022, there was approximately $8.7 million of unrecognized stock-based compensation cost pertaining to restricted stock units which will be recognized over a weighted average period of 3.5 years.

Employee Stock Purchase Plan

In October 2021, the board of directors and stockholders approved the ESPP which became effective on October 19, 2021. The maximum number of shares of common stock that will be made available for sale under the ESPP is equal to 510,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP will be increased on the first day of each fiscal year, beginning with fiscal year 2023, in an amount equal to the lesser of 1,020,000 shares of common stock, 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or such number of common shares determined by the board of directors.

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. During the six months ended June 30, 2022, a total of 9,074 shares of common stock were issued under the ESPP at an average per share price of $12.62.

11. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(20,018)	$(15,559)	$(42,750)	$(53,204)
Deemed dividend	—	—	—	(1,552)
Net loss attributable to common shareholders	$(20,018)	$(15,559)	$(42,750)	$(54,756)
Denominator
Weighted average shares of common stock outstanding, basic and diluted	50,848,391	3,609,462	50,717,548	3,095,244
Basic and diluted net loss per share attributable to common shareholders	$(0.39)	$(4.31)	$(0.84)	$(17.69)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at June 30, 2022 and 2021, because to do so would be anti-dilutive. Excluded from the table at June 30, 2021 is the potential impact from the Convertible Notes and Convertible SAFE Notes, as the number of shares was unknown at that time:

	June 30,
	2022	2021
Shares issuable upon conversion of Series A and A-1 preferred stock	—	31,300,401
Shares issuable upon exercise of stock options	7,399,965	2,423,990
Unvested restricted stock units	678,837	—
Unvested restricted stock awards	60,884	172,114
Shares purchasable under the 2021 Employee Stock Purchase Plan	18,130	—
Total	8,157,816	33,896,505

12. Related Party Transactions

On January 1, 2019, the Company entered into a Support Services Agreement with Kalika that outlined the terms of services provided by Kalika to the Company, as well as the fees charged for such services. Kalika was a shared service company that provided certain administrative and research and development support services, including facilities support and office space. Kalika was beneficially owned by Raju Mohan, Ph.D., the Chief Executive Officer of the Company, and New Science Ventures (“NSV”), which is affiliated with both a non-employee director and funds of NSV, which are owners of more than 5% of the Company’s capital stock. The Company paid Kalika monthly for costs incurred under the agreement. Either party had the right to terminate the support services agreement by giving 30 days’ prior notice. On March 1, 2021, in conjunction with the acquisitions of Oppilan and Zomagen, the Company terminated the agreement with Kalika and transitioned the employees of Kalika to the Company.

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

Expense recognized by the Company under the related party Support Services Agreements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development - Kalika	$—	$—	$—	$112
Research and development - Bayside	230	254	433	350
Total research and development - related party	$230	$254	$433	$462
General and administrative - Kalika	$—	$—	$—	$116
Total general and administrative - related party	$—	$—	$—	$116

At June 30, 2022 and December 31, 2021, the Company had accounts payable and accrued expenses due to related parties of $0.2 million. At June 30, 2022 and December 31, 2021, the Company had an immaterial amount of prepaid expenses to related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2022. In addition to historical financial information, the following discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. Our lead clinical product candidate, VTX958, is a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor. We recently announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX958 in healthy volunteers. We expect to initiate Phase 2 trials with VTX958 beginning in the fourth quarter of 2022 for psoriasis, psoriatic arthritis and Crohn’s disease and continue to evaluate additional indications for clinical development. In addition, we are developing VTX002, a sphingosine 1 phosphate receptor (S1P1R) modulator in Phase 2 development for ulcerative colitis. We initiated a Phase 2 trial with VTX002 in the fourth quarter of 2021 in patients with moderate to severe ulcerative colitis. Our third product candidate, VTX2735, is a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor. In June 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX2735 in healthy volunteers. We plan to initiate a Phase 2 trial for VTX2735 in cryopyrin-associated periodic syndrome (CAPS) patients in the fourth quarter of 2022 and continue to evaluate additional indications for clinical development. In addition to VTX2735, we nominated VTX3232, our lead CNS-penetrant NLRP3 inhibitor, as a clinical development candidate in the fourth quarter of 2021. We plan to initiate a Phase 1 trial of VTX3232 in healthy volunteers in the first quarter of 2023.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $20.0 million and $15.6 million for the three months ended June 30, 2022 and 2021, respectively. Our net losses were $42.8 million and $53.2 million for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $160.5 million as of June 30, 2022. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

In connection with the closing of the initial public offering, all 12.5 million outstanding shares of Series A Convertible Preferred Stock (Series A Preferred Stock), 18.8 million outstanding shares of Series A-1 Convertible Preferred Stock (Series A-1 Preferred Stock) and 4.0 million shares of Series B Convertible Preferred Stock (Series B Preferred Stock) converted into an aggregate of 35.3 million shares of common stock.

Business Update Regarding Conflict in Ukraine

We are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to-severe UC with enrollment originally projected to include patients at clinical sites in Russia, Belarus and Ukraine. As a result of the military conflict in Ukraine, clinical trial site operations in Russia, Belarus and Ukraine have been interrupted, impacting our original clinical trial strategy. We may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials at these sites unless we are able to transfer the care of those patients to another qualified clinical trial site. Our operations at additional sites in the region could also be impacted in the future. Additionally, if our relationships with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. All of the foregoing creates uncertainty around our ability to project the timing for enrollment of our Phase 2 trial for VTX002 and may lead to increased clinical trial costs as we seek to open additional clinical sites to offset potential impact to our projected enrollment in Russia, Belarus and Ukraine, which could materially harm our business.

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
•
Pursuant to the terms of the Share Purchase Agreement (the Zomagen Purchase Agreement), upon closing, we issued to the shareholders of Zomagen 457,944 shares of our common stock valued at $3.06 per share, 2,003,768 shares of our Series A-1 Convertible Preferred Stock valued at $3.06 per share and options to purchase 30,483 shares of our common stock valued at a weighted average fair value of $2.87 per share in exchange for all of the outstanding equity interests of Zomagen. Zomagen’s lead candidate, VTX2735, is a peripheral NLRP3 inhibitor for which we recently completed a Phase 1 trial.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
VTX958	$4,232	$3,947	$9,800	$5,110
VTX002	3,854	2,494	7,734	3,019
VTX2735	472	690	3,812	1,109
Unallocated research and development expenses	6,118	2,380	10,739	24,874
Total research and development expenses	$14,676	$9,511	$32,085	$34,112

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

Results of Operations

The presentation of our condensed consolidated financial statements for the three and six months ended June 30, 2021, reflect the financial results of Ventyx Biosciences, Inc., and the financial results of our two acquired subsidiaries, Oppilan and Zomagen, from the acquisition date to June 30, 2021, on a consolidated basis.

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

The following table summarizes our condensed consolidated results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended
	June 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $230 and $254, respectively)	$14,676	$9,511	$5,165
General and administrative	5,722	1,675	4,047
Total operating expenses	20,398	11,186	9,212
Loss from operations	(20,398)	(11,186)	(9,212)
Other (income) expense:
Other (income) expense	(380)	44	(424)
Change in fair value of Series A tranche liability	—	4,329	(4,329)
Total other (income) expense	(380)	4,373	(4,753)
Net loss	(20,018)	(15,559)	(4,459)
Unrealized loss on marketable securities	(279)	—	(279)
Foreign currency translation	(54)	(14)	(40)
Comprehensive loss	$(20,351)	$(15,573)	$(4,778)

Research and Development Expense

Research and development expenses were $14.7 million and $9.5 million for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, most research and development expenses have been related to the development of VTX958, VTX002 and VTX2735.

The increase of $5.2 million was due to increases in stock-based compensation expense of approximately $1.4 million, compensation related expenses of approximately $1.1 million, costs associated with the Phase 1 trial for VTX958 of approximately $0.5 million and expenses from the operations of Oppilan and Zomagen, slightly offset by a decrease in VTX958 IND enabling studies of approximately $0.2 million. The increased expenses from the operations of Oppilan were attributable to an increase in costs associated with the Phase 2 trial for VTX002 of approximately $1.4 million. The increased expenses from the operations of Zomagen were primarily attributable to an increase in costs associated with the Phase 1 trial for VTX2735 and IND enabling studies for VTX3232 of approximately $1.0 million.

General and Administrative Expense

General and administrative expenses were $5.7 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $4.0 million was primarily due to increased personnel costs, including stock-based compensation and professional service fees, and an increase in insurance costs.

Other (Income) Expense

Other income was $0.4 million for the three months ended June 30, 2022 and other expense was $4.4 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, the other income recognized was associated with interest earned on available-for-sale marketable securities.

During the first quarter of 2021, in conjunction with the acquisitions of Oppilan and Zomagen, the convertible promissory notes (Convertible Notes) and Simple Agreements for Future Equity (SAFEs or Convertible SAFE Notes) converted into Series A and Series A-1 Preferred Stock, eliminating the fair value accounting associated with the Convertible Notes, SAFEs and the associated derivative liability. During the three months ended June 30, 2021, the Company recognized a change in the fair value of the Series A tranche liability of approximately $4.3 million.

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

Until the conversion of the Series A tranche liability into Series A Preferred Stock on June 10, 2021, we adjusted the carrying value of our Series A tranche liability to its estimated fair value at each reporting date. We estimated the fair value of the Series A tranche liability using a combination of probability analysis and Monte Carlo simulation methodology. The increases in fair value of the Series A tranche liability were recorded as an increase in fair value of our Series A tranche liability in our condensed consolidated statements of operations and comprehensive loss.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

The following table summarizes our condensed consolidated results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $433 and $462, respectively)	$32,085	$34,112	$(2,027)
General and administrative (includes related party amounts of $0 and $116, respectively)	11,060	2,422	8,638
Total operating expenses	43,145	36,534	6,611
Loss from operations	(43,145)	(36,534)	(6,611)
Other (income) expense:
Other (income) expense	(395)	44	(439)
Interest expense - related party	—	99	(99)
Change in fair value of notes and derivative - related party	—	11,051	(11,051)
Change in fair value of Series A tranche liability	—	5,476	(5,476)
Total other (income) expense	(395)	16,670	(17,065)
Net loss	(42,750)	(53,204)	10,454
Deemed dividend	—	(1,552)	1,552
Net loss attributable to common shareholders	$(42,750)	$(54,756)	$12,006
Net loss	$(42,750)	$(53,204)	$10,454
Unrealized loss on marketable securities	(1,221)	—	(1,221)
Foreign currency translation	(12)	(12)	—
Comprehensive loss	$(43,983)	$(53,216)	$9,233

Research and Development Expense

Research and development expenses were $32.1 million and $34.1 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, most research and development expenses have been related to the development of VTX958, VTX002 and VTX2735.

For the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, there was a decrease in research and development expenses of approximately $2.0 million. The primary reason for the decrease pertained to the six months ended June 30, 2021, in which we recognized a $21.8 million non-cash IPR&D expense associated with the acquisitions of Oppilan and Zomagen (as there was no alternative future use of the IPR&D assets acquired).

We experienced increases in costs between periods associated with the Phase 1 trial for VTX958 of approximately $4.7 million, stock-based compensation expense of approximately $2.6 million, compensation related expenses of approximately $2.4 million, consulting fees of $0.3 million and expenses from the operations of Oppilan and Zomagen. The increased expenses from the operations of Oppilan were attributable to an increase in costs associated with the Phase 2 trial for VTX002 of $4.7 million. The increased expenses from the operations of Zomagen were primarily attributable to an increase in costs associated with the Phase 1 trial for VTX2735 and IND enabling studies for VTX3232 of approximately $3.8 million and drug candidate discovery costs of approximately $1.2 million.

General and Administrative Expense

General and administrative expenses were $11.1 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $8.7 million was primarily due to increased personnel costs, including stock-based compensation of approximately $4.6 million, compensation related expenses of approximately $1.4 million and professional service fees of approximately $1.0 million, insurance costs of approximately $1.1 million and other general and administrative expenses of approximately $0.5 million, including dues and subscriptions, investor relations costs and facility related costs.

Other (Income) Expense

Other income was $0.4 million for the six months ended June 30, 2022 and other expense was $16.7 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the other income recognized was associated with interest earned on available-for-sale marketable securities of approximately $0.5 million, slightly offset by franchise tax costs of approximately $0.1 million.

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

During the six months ended June 30, 2021, the Company recognized a change in the fair value of the change of control feature and the SAFEs of approximately $11.1 million and a change in the fair value of the Series A tranche liability of approximately $5.5 million.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through June 30, 2022, we have funded our operations primarily through the issuance of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. Additionally, in October 2021 through our IPO, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $258.4 million.

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
•
incur expenses related to development and future commercialization efforts;
•
add personnel, financial and management information systems and personnel; and
•
incur additional legal, accounting and other expenses in operating as a public company.

Based upon our current operating plan, we expect that our cash, cash equivalents and marketable securities as of June 30, 2022, will enable us to fund our operating expenses and capital expenditures requirements into the first half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

The Company enters into contracts in the normal course of business with various third-party consultants, contract research organizations (CRO) and contract manufacturing organizations (CMO) for preclinical research, clinical trials and manufacturing activities. These contracts generally provide for termination upon notice. Payments due upon cancellation consist of cancellation fees and payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. Actual expenses associated with these arrangements may be higher or lower than anticipated due to various factors, including progress of our development candidates, enrollment in ongoing clinical trials, which may be competitive and challenging and results from our ongoing and planned clinical trials.

Material short-term liquidity needs of $0.5 million relate to future minimum lease payments. Material long-term liquidity needs pertaining to our operating leases is approximately $1.5 million with our last minimum lease payment due in June 2026. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $258.4 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,518)	$(12,922)
Investing activities	$1,747	$1,888
Financing activities	$335	$113,590

Operating Activities

Net cash used in operating activities was $27.5 million for the six months ended June 30, 2022 and was primarily due to our net loss of $42.8 million offset by $7.6 million for noncash stock-based compensation expense and a net increase of $7.7 million in operating assets and liabilities. The $7.7 million change in operating assets and liabilities was primarily attributable to an increase in accrued expenses and accounts payable of $5.1 million and a decrease in prepaid expenses and other assets of approximately $2.6 million.

Net cash used in operating activities was $12.9 million for the six months ended June 30, 2021 and was primarily due to our net loss of $53.2 million offset by $38.9 million for noncash items and a net increase in operating assets and liabilities of approximately $1.6 million. The noncash items included $21.8 million for acquired IPR&D expenses and $16.6 million due to the change in the fair value of related party notes, the associated derivative, and the Series A tranche liability. The $1.6 million change in operating assets and liabilities was primarily attributable to increases in accrued expenses and accounts payable of $3.3 million, offset by an increase in prepaid expenses and other assets of $1.7 million.

Investing Activities

Net cash provided by investing activities was $1.7 million for the six months ended June 30, 2022 and was related to $127.2 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $125.4 million of investments in available-for-sale marketable securities. Net cash provided by investing activities was $1.9 million for the six months ended June 30, 2021, which was attributable to the net cash assumed in connection with the acquisitions of Oppilan and Zomagen.

Financing Activities

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2022 and was attributable to the exercise of stock options and proceeds from issuance of common stock under the 2021 Employee Stock Purchase Plan (ESPP). Net cash provided by financing activities was $113.6 million for the six months ended June 30, 2021 and was primarily attributable to $113.4 million of proceeds from the issuance of our Series A Preferred Stock net of offering costs and $0.5 million of net proceeds from the issuance of SAFEs, slightly offset by $0.3 million of cash paid for deferred offering costs.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to prepaid and accrued clinical trial and research and development costs, available-for-sale marketable securities, the measurement of operating lease right-of-use assets and operating lease liabilities and the measurement of the fair value of stock-based awards. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three and six months ended June 30, 2022, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

We will remain an “emerging growth company” until the earliest to occur of (1) the last day of the fiscal year in which our annual gross revenue is $1.07 billion or more, (2) the last day of 2026, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 6 “Commitments and Contingencies,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by this reference.

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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, up until the date of our initial public offering, have financed our operations primarily through private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2021, we incurred a net loss of $83.7 million, compared with a net loss of $28.2 million for the year ended December 31, 2020. As of June 30, 2022, we had an accumulated deficit of $160.5 million. For the six months ended June 30, 2022, we incurred a net loss of $42.8 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $160.5 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. Our research and development and our operating costs have also been substantial and are expected to increase. We will also require a significant additional amount of capital to commercialize any approved products.

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $258.4 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund operations into the first half of 2024. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

As of June 30, 2022, we are conducting an ongoing Phase 2 trial of VTX002 enrolling UC patients and a Phase 1 MAD trial of VTX958 in healthy subjects. Subsequent to June 30, 2022, we completed our Phase 1 MAD trial of VTX958 in healthy subjects and announced positive topline data from our Phase 1 single and multiple ascending dose trial. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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
▪
Preclinical Studies: We depend on the availability of various animals, including rodents and non-human primates, to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development or to continue clinical development, including pharmacological and toxicology evaluations. There is currently a global shortage of animals available for drug development, due in part to an increase in demand from companies and other institutions developing vaccines and treatments for COVID-19. This has caused the cost of obtaining animals for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. To the extent our service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering services to us due to the COVID-19 pandemic, our ability to advance the development of our product candidates may become impaired.
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

Numerous laws and legislative and regulatory initiatives at the federal and state levels address privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California has enacted legislation—the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our Processing of personal information depending on the context. Further, California voters approved the California Privacy Rights Act of 2020, or CPRA, in November 2020. The CPRA goes into effect on January 1, 2023. The CPRA will, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Other states, including Colorado, Virginia, Utah, and Connecticut, have considered or have enacted legislation similar to the CCPA and CPRA. These developments create the possibility for a patchwork of overlapping but different state laws, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business.

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

The United Kingdom implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for application of the GDPR in the United Kingdom, and the United Kingdom has implemented a version of the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of annual global revenues. These developments could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. On June 28, 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, allowing personal data transfers from EU member states to the United Kingdom to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. The United Kingdom also has adopted updated standard contractual clauses, effective in March 2022, that are required to be implemented over time. We may incur substantial expense in complying with obligations under United Kingdom laws and regulations relating to privacy, data protection, and data security, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

As of June 30, 2022, we had 34 full-time employees, compared to 27 full-time employees as of December 31, 2021, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our product candidates are in the early stages of development. We currently have an ongoing Phase 2 trial to evaluate VTX002 in UC patients and we intend to initiate Phase 2 trials for VTX958 for psoriasis, psoriatic arthritis and Crohn’s disease in the fourth quarter of 2022 and a Phase 2 trial for VTX2735 for CAPS in the fourth quarter of 2022. We also plan to initiate a Phase 1 trial for VTX3232 in healthy volunteers in the first quarter of 2023. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of VTX958, VTX002, VTX2735 or other product candidates that meets our minimum specifications. In addition, VTX958, VTX002 and VTX2735 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of VTX958, VTX002 and VTX2735 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled, with the anticipated goal of resuming foreign prioritized inspections in April 2022. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and disruptions could potentially impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

In addition, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court (“UPC”). This will be a significant change in

European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

From October 21, 2021 until August 10, 2022, the closing price of our common stock has ranged from a low of $10.00 to a high of $23.07. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of August 10, 2022, we had 50,917,801 outstanding shares of common stock. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations (including Nasdaq rules) and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 333-259891).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, File No. 333-259891).
10.1*	Lease by and between Charlotta Partners, Inc. and the Company, dated April 25, 2022.
10.2+	Employment Letter between the Company and Dr. Sandborn, dated May 5, 2022, incorporated by reference to Exhibit 10.1 on the Registrant's Current Report on Form 8-K filed on May 9, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

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

Ventyx Biosciences, Inc.

Date: August 15, 2022	By:	/s/ Martin Auster
Martin Auster, M.D.
Chief Financial Officer
(Principal financial officer and duly authorized to sign on behalf of the registrant)