Form 10-Q
period 2022-09-30
Ventyx Biosciences, Inc.
filed 2022-11-04
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 56,637,458 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$263,270	$70,791
Marketable securities	149,153	187,785
Prepaid expenses and other assets (includes related party amounts of $45 and $29, respectively)	5,967	4,444
Total current assets	418,390	263,020
Property and equipment, net	354	254
Operating lease right-of-use assets	1,629	—
Marketable securities	—	28,148
Other long-term assets	72	60
Total assets	$420,445	$291,482

Liabilities and stockholders' equity
Current liabilities:
Accounts payable (includes related party amounts of $229 and $0, respectively)	$18,582	$4,661
Accrued expenses (includes related party amounts of $65 and $175, respectively)	16,684	7,622
Current portion of operating lease liabilities	395	—
Total current liabilities	35,661	12,283
Operating lease liabilities, net of current portion	1,251	—
Total liabilities	36,912	12,283
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at September 30, 2022 and December 31, 2021; 56,680,288 and 50,526,702 shares issued at September 30, 2022 and December 31, 2021, respectively; 56,627,345 and 50,408,830 shares outstanding at September 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	575,850	397,051
Accumulated other comprehensive loss	(1,312)	(58)
Accumulated deficit	(191,011)	(117,799)
Total stockholders' equity	383,533	279,199
Total liabilities and stockholders' equity	$420,445	$291,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (includes related party amounts of $220, $287, $653 and $839, respectively)	$25,468	$10,545	$57,553	$44,657
General and administrative (includes related party amounts of $0, $0, $0 and $116, respectively)	5,952	2,242	17,012	4,664
Total operating expenses	31,420	12,787	74,565	49,321
Loss from operations	(31,420)	(12,787)	(74,565)	(49,321)
Other (income) expense:
Other (income) expense	(958)	(13)	(1,353)	31
Interest expense - related party	—	—	—	99
Change in fair value of notes and derivative - related party	—	—	—	11,051
Change in fair value of Series A tranche liability	—	—	—	5,476
Total other (income) expense	(958)	(13)	(1,353)	16,657
Net loss	(30,462)	(12,774)	(73,212)	(65,978)
Deemed dividend	—	—	—	(1,552)
Net loss attributable to common shareholders	$(30,462)	$(12,774)	$(73,212)	$(67,530)
Net loss	$(30,462)	$(12,774)	$(73,212)	$(65,978)
Unrealized gain (loss) on marketable securities	17	6	(1,204)	6
Foreign currency translation	(38)	23	(50)	11
Comprehensive loss	$(30,483)	$(12,745)	$(74,466)	$(65,961)
Net loss per share attributable to common shareholders, basic and diluted	$(0.59)	$(3.17)	$(1.43)	$(19.81)
Shares used to compute basic and diluted net loss per share attributable to common shareholders	51,667,768	4,026,083	51,037,771	3,409,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2022 and 2021

(in thousands, except share amounts)

(unaudited)

										Accumulated
	Series A Convertible		Series A-1 Convertible		Series B Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2022	—	$—	—	$—	—	$—	50,899,066	$5	$404,987	$(1,291)	$(160,549)	$243,152
Issuance of common stock from private placement, net of issuance costs	—	—	—	—	—	—	5,350,000	1	165,434	—	—	165,435
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	370,338	—	1,262	—	—	1,262
Issuance of common stock upon vesting of restricted common stock	—	—	—	—	—	—	7,941	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,167	—	—	4,167
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	17	—	17
Foreign currency translation	—	—	—	—	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	—	—	—	—	(30,462)	(30,462)
Balance at September 30, 2022	—	$—	—	$—	$—	$—	56,627,345	$6	$575,850	$(1,312)	$(191,011)	$383,533

										Accumulated
	Series A Convertible		Series A-1 Convertible		Series B Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at June 30, 2021	12,533,905	$116,279	18,766,496	$57,437	—	$—	3,955,973	$—	$11,405	$(12)	$(87,257)	$(75,864)
Additional legal fees incurred associated with the issuance of preferred stock	—	(4)	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock, net of legal fees	—	—	—	—	4,029,275	50,809	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	79,668	—	19	—	—	19
Issuance of common stock upon vesting of restricted common stock	—	—	—	—	—	—	22,581	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	969	—	—	969
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	6	—	6
Foreign currency translation	—	—	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	—	—	(12,774)	(12,774)
Balance at September 30, 2021	12,533,905	$116,275	18,766,496	$57,437	4,029,275	$50,809	4,058,222	$—	$12,393	$17	$(100,031)	$(87,621)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2022 and 2021

(in thousands, except share amounts)

(unaudited)

										Accumulated
	Series A Convertible		Series A-1 Convertible		Series B Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	—	$—	—	$—	50,408,830	$5	$397,051	$(58)	$(117,799)	$279,199
Issuance of common stock from private placement, net of issuance costs	—	—	—	—	—	—	5,350,000	1	165,434	—	—	165,435
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	787,670	—	1,482	—	—	1,482
Issuance of common stock upon vesting of restricted common stock	—	—	—	—	—	—	71,771	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	—	—	—	—	9,074	—	115	—	—	115
Adjustment to offering expenses in the initial public offering	—	—	—	—	—	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,742	—	—	11,742
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(1,204)	—	(1,204)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	—	—	—	—	(73,212)	(73,212)
Balance at September 30, 2022	—	$—	—	$—	—	$—	56,627,345	$6	$575,850	$(1,312)	$(191,011)	$383,533

										Accumulated
	Series A Convertible		Series A-1 Convertible		Series B Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2020	—	$—	—	$—	—	$—	2,059,157	$—	$1,847	$—	$(32,501)	$(30,654)
Issuance of preferred stock upon modification and conversion of notes	—	—	12,713,585	38,911	—	—	—	—	1,735	—	—	1,735
Acquisition of Oppilan and Zomagen	—	—	6,052,911	18,526	—	—	818,798	—	2,820	—	—	2,820
Issuance of preferred stock and common stock, net of legal fees	12,533,905	112,297	—	—	4,029,275	50,809	507,133	—	1,552	—	(1,552)	—
Conversion of tranche liability to Series A preferred stock and common stock	—	3,978	—	—	—	—	507,133	—	3,058	—	—	3,058
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	92,208	—	44	—	—	44
Issuance of common stock upon vesting of restricted common stock	—	—	—	—	—	—	73,793	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,337	—	—	1,337
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	6	—	6
Foreign currency translation	—	—	—	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	—	—	—	(65,978)	(65,978)
Balance at September 30, 2021	12,533,905	$116,275	18,766,496	$57,437	4,029,275	$50,809	4,058,222	$—	$12,393	$17	$(100,031)	$(87,621)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(73,212)	$(65,978)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	77	14
Amortization of right-of-use assets - operating	243	—
Stock-based compensation	11,742	1,337
Accretion of marketable securities, net	(495)	—
Non-cash interest - related party	—	99
Change in fair value of notes and derivative - related party	—	11,051
Change in fair value of Series A tranche liability	—	5,476
Acquired in-process research and development	—	21,781
Changes in operating assets and liabilities:
Prepaid expenses and other assets (includes related party amounts of ($16) and ($30), respectively	(1,549)	(3,647)
Operating lease liabilities	(227)	—
Accounts payable (includes related party amounts of $229 and ($238), respectively)	9,877	2,049
Accrued expenses (includes related party amounts of ($110) and $10, respectively)	2,037	3,855
Net cash used in operating activities	(51,507)	(23,963)
Cash flows from investing activities:
Acquisition of Oppilan and Zomagen, net of cash	—	1,899
Purchases of marketable securities, available-for-sale	(142,508)	(72,960)
Proceeds from maturities of marketable securities, available-for-sale	208,580	—
Purchases of property and equipment	(163)	(214)
Net cash provided by (used in) investing activities	65,909	(71,275)
Cash flows from financing activities:
Proceeds from issuance of common stock from private placement, net of offering costs	176,530	—
Proceeds from issuance of Series A and Series B convertible preferred stock, net of offering costs	—	164,221
Deferred offering costs	—	(746)
Proceeds from exercise of stock options	1,482	44
Proceeds from issuance of common stock under employee stock purchase plan	115	—
Proceeds from issuance of SAFE notes, net	—	450
Net cash provided by financing activities	178,127	163,969
Effect of exchange rates on cash and cash equivalents	(50)	11
Net increase in cash and cash equivalents	192,479	68,742
Cash and cash equivalents, beginning of period	70,791	244
Cash and cash equivalents, end of period	$263,270	$68,986

Supplemental disclosure for non-cash activities:
Conversion of promissory and SAFE notes - related party	$—	$38,911
Stock issued for the acquisition of Oppilan and Zomagen	$—	$21,345
Unpaid deferred offering costs	$—	$2,000
Unpaid private placement offering costs	$11,095	$—
Unrealized gain (loss) on marketable securities, available-for-sale	$(1,204)	$6

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

Private Placement

On September 20, 2022, the Company issued and sold 5,350,000 shares of common stock through a private placement. The common stock had a purchase price of $33.00 per share for aggregate gross proceeds of approximately $176.6 million. The Company received approximately $165.4 million in net proceeds after deducting fees to the placement agents and offering expenses payable by the Company.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 reflect the financial results of Ventyx Biosciences, Inc. and its two acquired wholly owned subsidiaries, Oppilan Pharma Ltd (“Oppilan”) and Zomagen Biosciences Ltd. (“Zomagen”), on a consolidated basis, as of the acquisition date of February 26, 2021 (Note 5). All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 and the notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2022.

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

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022 or any future period.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$196,352	$—	$—	$196,352
Commercial paper	—	19,866	—	19,866
Total cash equivalents	196,352	19,866	—	216,218
Marketable securities
U.S. Treasury securities	50,310	—	—	50,310
U.S. government agency securities	—	11,332	—	11,332
Corporate debt securities	—	2,974	—	2,974
Commercial paper	—	84,537	—	84,537
Total marketable securities	50,310	98,843	—	149,153
Total assets	$246,662	$118,709	$—	$365,371

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$23,712	$—	$—	$23,712
Corporate debt securities	—	975	—	975
Commercial paper	—	34,248	—	34,248
Total cash equivalents	23,712	35,223	—	58,935
Marketable securities
U.S. Treasury securities	28,148	—	—	28,148
Corporate debt securities	—	4,039	—	4,039
Commercial paper	—	176,735	—	176,735
Asset backed securities	—	7,011	—	7,011
Total marketable securities	28,148	187,785	—	215,933
Total assets	$51,860	$223,008	$—	$274,868

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. During the nine months ended September 30, 2022, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2022 and December 31, 2021, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$51,022	$—	$(712)	$50,310
U.S. government agency securities	11,499	—	(167)	11,332
Corporate debt securities	3,014	—	(40)	2,974
Commercial paper	84,889	—	(352)	84,537
Total marketable securities	$150,424	$—	$(1,271)	$149,153

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$28,204	$—	$(56)	$28,148
Corporate debt securities	4,042	—	(3)	4,039
Commercial paper	176,742	17	(24)	176,735
Asset backed securities	7,014	—	(3)	7,011
Total marketable securities	$216,002	$17	$(86)	$215,933

All of the Company’s marketable securities as of September 30, 2022 have maturity dates of less than one year.

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

As of September 30, 2022, all available-for-sale marketable securities were in an unrealized loss position, all of which had been in an unrealized loss position for less than 12 months. The Company evaluated the securities individually for other-than-temporary impairment and considered the unrealized losses to be temporary in nature as the Company has no intent to sell these securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Additionally, each security remained at a high credit quality rating. The decline in market value was primarily attributable to an increase in interest rates during the nine months ended September 30, 2022. As such, the Company has classified the losses as temporary in nature.

At December 31, 2021, there were 26 available-for-sale marketable securities in an unrealized loss position, all of which had been in an unrealized loss position for less than 12 months, and the unrealized losses of each security were immaterial individually and in the aggregate.

4. Consolidated Balance Sheet Details

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued private placement offering costs	$7,025	$—
Accrued research and development costs	3,912	3,893
Accrued clinical trial costs	2,437	1,025
Other accrued liabilities	3,245	2,529
Accrued related party liabilities	65	175
Total accrued expenses	$16,684	$7,622

5. Acquisitions

In February 2021, in connection with the Series A and Series A-1 Preferred Stock financing, the Company acquired all of the outstanding equity and convertible debt interests of Oppilan and Zomagen. Certain investors of Oppilan and Zomagen are also investors of the Company and are considered related parties. Details of the acquisitions are as follows:

•
Pursuant to the terms of the Share Purchase Agreement (the “Oppilan Purchase Agreement”), upon closing, the Company issued to the shareholders of Oppilan 360,854 shares of Ventyx common stock valued at $3.06 per share, 4,049,143 shares of Series A-1 Preferred Stock valued at $3.06 per share and options to purchase 75,955 shares of Ventyx common stock valued at a weighted average fair value of $1.86 per share in exchange for all of the outstanding equity interests of Oppilan. Oppilan’s lead candidate, VTX002, is a modulator of the S1P1 receptor that has a unique pharmacokinetic and pharmacodynamic profile.

•
Pursuant to the terms of the Share Purchase Agreement (the “Zomagen Purchase Agreement”), upon closing, the Company issued to the shareholders of Zomagen 457,944 shares of Ventyx common stock valued at $3.06 per share, 2,003,768 shares of Series A-1 Preferred Stock valued at $3.06 per share and options to purchase 30,483 shares of Ventyx common stock valued at a weighted average fair value of $2.87 per share in exchange for all of the outstanding equity interests of Zomagen. Zomagen’s lead candidate, VTX2735, is a peripheral NLRP3 inhibitor.

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

Deemed Dividend

On February 26, 2021, in connection with the $57.3 million in cash received with the Series A Preferred Stock financing, the Company issued 507,133 incremental common shares to a Series A investor. The fair value of the incremental common shares of $1.6 million was treated as a deemed dividend during the nine months ended September 30, 2021. The deemed dividend is reflected on the face of the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021 as a reduction to net loss to arrive at net loss attributable to common shareholders.

Series A Convertible Shares – Tranche Liability

The rights and preferences of the Series A Preferred Stock sold under the two tranches had the same rights and preferences. The Company concluded that these rights or obligations of the investors to participate in tranches of Series A convertible preferred shares met the definition of a freestanding financial instrument that was required to be recorded as a liability at fair value as (i) the instruments were legally detachable and separately exercisable from the Series A convertible preferred shares and (ii) the rights would require the Company to transfer assets upon future closings of the Series A convertible preferred shares. In addition, the Company was obligated to issue 507,133 shares of common stock to a Series A investor if they participated in the second tranche. Given the common shares were linked to the second tranche, they were also considered a component of the Tranche Liability. Upon the closing of the Series A Preferred Stock financing in February 2021, the fair value of the tranche right was $1.5 million. On June 10, 2021, the Series A Preferred Stock investors exercised their right and the Company received an additional $57.0 million in proceeds in the second closing of the Series A Preferred Stock financing. The Company recorded a change in fair value of the Series A Tranche Liability of $5.5 million, which was recognized in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021.

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

8. Stockholders' Equity

In September 2022, the Company issued and sold 5,350,000 shares of its common stock in a private placement at an offering price of $33.00 per share for aggregate gross proceeds of approximately $176.6 million. The Company received $165.4 million in net proceeds after deducting fees to the placement agents and offering expenses payable by the Company.

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 par value as of September 30, 2022 and December 31, 2021. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Prior to the Company's IPO, the common stockholders were not entitled to vote on any amendment to the Second Amended and Restated Certificate of Incorporation that related solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled to vote thereon. Subject to the rights of the holders of any class of the Company's capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company's board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalents shares) as of September 30, 2022:

September 30,
2022
Issued and outstanding:
Stock options	7,169,752
Restricted stock awards	52,943
Restricted stock units	678,837
Authorized for future stock award grants:
2021 Equity Incentive Plan	1,842,638
2021 Employee Stock Purchase Plan	500,926
Total	10,245,096

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

In May 2022, the Company entered into a lease agreement to add office space to its existing lease in Encinitas, California. The non-cancellable lease commenced on June 1, 2022 and expires on June 30, 2026. The Company recognized operating lease liabilities of approximately $0.5 million and corresponding operating lease right-of-use assets of approximately $0.5 million on the condensed consolidated balance sheet as of September 30, 2022. The office building leases do not contain renewal options.

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

The weighted average remaining lease term and discount rate for our operating leases were approximately 3.6 years and 9.0%, respectively, at September 30, 2022.

During the three and nine months ended September 30, 2022, the Company recognized operating lease costs of $0.1 million and $0.3 million, respectively, and an immaterial amount of variable lease costs in both periods. In addition, the Company made cash payments of $0.3 million for operating leases during the nine months ended September 30, 2022, which are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2022 is as follows (in thousands):

Nine Months
Ended
September 30,
2022
Noncash activity:
Right-of-use assets obtained in exchange for operating lease liabilities in connection with adoption of new lease standard	$1,384
Right-of-use assets obtained in exchange for operating lease liabilities	$508

The Company's right-of-use assets and lease liabilities were as follows at September 30, 2022 (in thousands):

September 30,
2022
Assets
Operating lease right-of-use assets	$1,629
Liabilities
Current portion of operating lease liabilities	395
Operating lease liabilities, net of current portion	1,251
Total lease liabilities	$1,646

Future minimum payments under non-cancellable leases as of September 30, 2022 were as follows (in thousands):

Years ending December 31,
Remainder of 2022	$130
2023	526
2024	514
2025	502
2026	256
Total future minimum lease payments	1,928
Less: imputed interest	(282)
Present value of lease liabilities	1,646
Less: lease liabilities, current	(395)
Lease liabilities, net of current portion	$1,251

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

Options granted under the 2019 Plan and 2021 Plan (the “Plans”) generally vest over a period of between 2 and 4 years and expire 10 years from grant date. As of September 30, 2022 and December 31, 2021, the Company had 6,161,504 and 5,612,000 shares, respectively, authorized for issuance under the Plans, and 1,842,638 and 3,799,570 shares, respectively, remained available for grant.

Total share-based compensation expense was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$1,623	$216	$4,418	$446
General and administrative	2,544	753	7,324	891
Total	$4,167	$969	$11,742	$1,337

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	6,010,490	$6.83	9.27	$78,630
Granted	2,734,855	15.34
Exercised	(787,670)	1.88
Forfeited and cancelled	(787,923)	9.18
Outstanding as of September 30, 2022	7,169,752	$10.36	8.92	$176,388
Vested and expected to vest as of September 30, 2022	7,169,752	$10.36	8.92	$176,388
Exercisable as of September 30, 2022	2,082,496	$5.55	8.28	$61,149

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $10.01 and $4.21 per share, respectively. The intrinsic value of a stock option or restricted award is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 was $13.2 million.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plan during the periods presented:

Nine Months Ended
September 30,
	2022	2021
Risk-free interest rate	0.9% - 3.6%	0.7% - 1.0%
Expected volatility	67.9% - 75.0%	75.0% - 80.0%
Expected term (in years)	0.3 - 10.0	5.0 - 6.0
Expected dividend yield	—	—

Stock-based compensation expense related to stock options was $3.4 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022 and 2021, stock-based compensation expense related to stock options was $9.6 million and $1.3 million, respectively. During the nine months ended September 30, 2022, the Company recorded incremental stock-based compensation expense of approximately $0.3 million pertaining to the modification of stock options in connection with the termination of two employees. The modification provided for an acceleration of unvested options, resulting in additional compensation expense that was immediately recognized. As of September 30, 2022, unrecognized stock-based compensation was $38.1 million which is expected to be recognized over the weighted average period of 2.8 years.

Restricted Stock Awards

The following table summarizes restricted stock award activity for the nine months ended September 30, 2022:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2021	117,872	$2.80
Vested	(64,929)	2.29
Unvested balance as of September 30, 2022	52,943	$3.45

As of September 30, 2022, there was approximately $0.2 million of unrecognized stock-based compensation cost pertaining restricted stock awards which will be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2022:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Balance as of December 31, 2021	675,679	$14.78
Granted	10,000	$15.95
Vested	(6,842)	$21.90
Unvested balance as of September 30, 2022	678,837	$14.73

As of September 30, 2022, there was approximately $8.1 million of unrecognized stock-based compensation cost pertaining to restricted stock units which will be recognized over a weighted average period of 3.2 years.

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

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. During the nine months ended September 30, 2022, a total of 9,074 shares of common stock were issued under the ESPP at an average per share price of $12.62.

11. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(30,462)	$(12,774)	$(73,212)	$(65,978)
Deemed dividend	—	—	—	(1,552)
Net loss attributable to common shareholders	$(30,462)	$(12,774)	$(73,212)	$(67,530)
Denominator
Weighted average shares of common stock outstanding, basic and diluted	51,667,768	4,026,083	51,037,771	3,409,036
Basic and diluted net loss per share attributable to common shareholders	$(0.59)	$(3.17)	$(1.43)	$(19.81)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at September 30, 2022 and 2021, because to do so would be anti-dilutive. Excluded from the table at

September 30, 2021 is the potential impact from the Convertible Notes and Convertible SAFE Notes, as the number of shares was unknown at that time:

	September 30,
	2022	2021
Shares issuable upon conversion of Series A, A-1 and B preferred stock	—	35,329,676
Shares issuable upon exercise of stock options	7,169,752	4,978,535
Unvested restricted stock units	678,837	—
Unvested restricted stock awards	52,943	140,460
Shares purchasable under the 2021 Employee Stock Purchase Plan	13,804	—
Total	7,915,336	40,448,671

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

Expense recognized by the Company under the related party Support Services Agreements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development - Kalika	$—	$—	$—	$112
Research and development - Bayside	220	287	653	727
Total research and development - related party	$220	$287	$653	$839
General and administrative - Kalika	$—	$—	$—	$116
Total general and administrative - related party	$—	$—	$—	$116

At September 30, 2022 and December 31, 2021, the Company had accounts payable and accrued expenses due to related parties of $0.3 million and $0.2 million, respectively. At September 30, 2022 and December 31, 2021, the Company had an immaterial amount of prepaid expenses to related parties.

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. Our lead clinical product candidate, VTX958, is a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor. In August 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX958 in healthy volunteers. We expect to initiate Phase 2 trials with VTX958 in the fourth quarter of 2022 for psoriasis, psoriatic arthritis and Crohn’s disease and continue to evaluate additional indications for clinical development. In addition, we are developing VTX002, a sphingosine 1 phosphate receptor (S1P1R) modulator in Phase 2 development for ulcerative colitis. We initiated a Phase 2 trial with VTX002 in the fourth quarter of 2021 in patients with moderate to severe ulcerative colitis. Our third product candidate, VTX2735, is a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor. In June 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX2735 in healthy volunteers. We plan to initiate a Phase 2 trial for VTX2735 in cryopyrin-associated periodic syndrome (CAPS) patients in the fourth quarter of 2022 and continue to evaluate additional indications for clinical development. In addition to VTX2735, we nominated VTX3232, our lead CNS-penetrant NLRP3 inhibitor, as a clinical development candidate in the fourth quarter of 2021. We plan to initiate a Phase 1 trial of VTX3232 in healthy volunteers in the first quarter of 2023.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $30.5 million and $12.8 million for the three months ended September 30, 2022 and 2021, respectively. Our net losses were $73.2 million and $66.0 million for the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $191.0 million as of September 30, 2022. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

Private Placement

On September 20, 2022, the Company issued and sold 5,350,000 shares of common stock through a private placement. The common stock had a purchase price of $33.00 per share for aggregate gross proceeds of approximately $176.6 million. The Company received approximately $165.4 million in net proceeds after deducting fees to the placement agents and offering expenses payable by the Company.

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

Business Update Regarding Conflict in Ukraine

We are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to-severe UC with enrollment originally projected to include patients at clinical sites in Russia, Belarus and Ukraine. As a result of the military conflict in Ukraine, we terminated plans to open clinical trial sites in Russia, Belarus and Ukraine, which impacted our original clinical trial strategy. Our operations at additional sites in the region could also be impacted in the future. Additionally, if our relationships with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. All of the foregoing creates uncertainty around our ability to project the timing for enrollment of our Phase 2 trial for VTX002 and may lead to increased clinical trial costs as we seek to open additional clinical sites to offset potential impact to our projected enrollment in Russia, Belarus and Ukraine, which could materially harm our business.

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

Asset Acquisitions

In connection with our Series A and Series A-1 Convertible Preferred Stock financing, in February 2021, we acquired all of the outstanding equity and convertible debt interests of Oppilan Pharma, Ltd. (Oppilan) and Zomagen Biosciences, Ltd. (Zomagen) (the Asset Acquisitions). Certain investors of Oppilan and Zomagen are also investors of the Company and are considered related parties. Details of the Asset Acquisitions are as follows:

•
Pursuant to the terms of the Share Purchase Agreement (the Oppilan Purchase Agreement), upon closing, we issued to the shareholders of Oppilan 360,854 shares of our common stock valued at $3.06 per share, 4,049,143 shares of our Series A-1 Convertible Preferred Stock valued at $3.06 per share and options to purchase 75,955 shares of our common stock valued at a weighted average fair value of $1.86 per share in exchange for all of the outstanding equity interests of Oppilan. Oppilan’s lead candidate, VTX002, is a modulator of the S1P1 receptor that has a unique pharmacokinetic and pharmacodynamic profile. A Phase 2 clinical trial of VTX002 for the treatment of moderate-to-severe ulcerative colitis is currently ongoing.
•
Pursuant to the terms of the Share Purchase Agreement (the Zomagen Purchase Agreement), upon closing, we issued to the shareholders of Zomagen 457,944 shares of our common stock valued at $3.06 per share, 2,003,768 shares of our Series A-1 Convertible Preferred Stock valued at $3.06 per share and options to purchase 30,483 shares of our common stock valued at a weighted average fair value of $2.87 per share in exchange for all of the outstanding equity interests of Zomagen. Zomagen’s lead candidate, VTX2735, is a peripheral NLRP3 inhibitor for which we completed a Phase 1 trial in the second quarter of 2022. We plan to initiate a Phase 2 clinical trial of VTX2735 in cryopyrin-associated periodic syndrome (“CAPS”) patients in the fourth quarter of 2022 and continue to evaluate additional indications for clinical development.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
VTX958	$8,438	$3,536	$18,238	$8,646
VTX002	7,956	3,945	15,690	6,961
VTX2735	3,050	776	6,862	1,988
Unallocated research and development expenses	6,024	2,288	16,763	27,062
Total research and development expenses	$25,468	$10,545	$57,553	$44,657

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

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

The following table summarizes our condensed consolidated results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $220 and $287, respectively)	$25,468	$10,545	$14,923
General and administrative	5,952	2,242	3,710
Total operating expenses	31,420	12,787	18,633
Loss from operations	(31,420)	(12,787)	(18,633)
Other income:
Other income	(958)	(13)	(945)
Total other income	(958)	(13)	(945)
Net loss	(30,462)	(12,774)	(17,688)
Unrealized gain on marketable securities	17	6	11
Foreign currency translation	(38)	23	(61)
Comprehensive loss	$(30,483)	$(12,745)	$(17,738)

Research and Development Expense

Research and development expenses were $25.4 million and $10.5 million for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, most research and development expenses have been related to the development of VTX958, VTX002 and VTX2735.

The increase of $14.9 million was due to increases in costs associated with the Phase 1 and Phase 2 trials for VTX958 of approximately $5.2 million, stock-based compensation expense of approximately $1.4 million, compensation related expenses of approximately $1.2 million, consultant fees of approximately $0.4 million and expenses from the operations of Oppilan and Zomagen. The increased expenses from the operations of Oppilan were attributable to an increase in costs associated with the Phase 2 trial for VTX002 of approximately $4.0 million. The increased expenses from the operations of Zomagen were primarily attributable to an increase in costs associated with the Phase 1 trial for VTX2735 and IND enabling studies for VTX3232 of approximately $2.7 million.

General and Administrative Expense

General and administrative expenses were $5.9 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $3.7 million was primarily due to increased personnel costs, including stock-based compensation of approximately $1.8 million, professional service fees of approximately $0.7 million and compensation related expenses of approximately $0.4 million, insurance costs of approximately $0.5 million and other general and administrative expenses of approximately $0.3 million, including dues and subscriptions, office supplies and equipment and facility related costs.

Other Income

Other income was $1.0 million and $0 for the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, the other income recognized was associated with interest earned on available-for-sale marketable securities.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

The following table summarizes our condensed consolidated results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $653 and $839, respectively)	$57,553	$44,657	$12,896
General and administrative (includes related party amounts of $0 and $116, respectively)	17,012	4,664	12,348
Total operating expenses	74,565	49,321	25,244
Loss from operations	(74,565)	(49,321)	(25,244)
Other (income) expense:
Other (income) expense	(1,353)	31	(1,384)
Interest expense - related party	—	99	(99)
Change in fair value of notes and derivative - related party	—	11,051	(11,051)
Change in fair value of Series A tranche liability	—	5,476	(5,476)
Total other (income) expense	(1,353)	16,657	(18,010)
Net loss	(73,212)	(65,978)	(7,234)
Deemed dividend	—	(1,552)	1,552
Net loss attributable to common shareholders	$(73,212)	$(67,530)	$(5,682)
Net loss	$(73,212)	$(65,978)	$(7,234)
Unrealized gain (loss) on marketable securities	(1,204)	6	(1,210)
Foreign currency translation	(50)	11	(61)
Comprehensive loss	$(74,466)	$(65,961)	$(8,505)

Research and Development Expense

Research and development expenses were $57.6 million and $44.7 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, most research and development expenses have been related to the development of VTX958, VTX002 and VTX2735.

For the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, there was a net increase in research and development expenses of approximately $12.9 million. This increase was comprised of increases in costs between periods associated with the Phase 1 and Phase 2 trials for VTX958 of approximately $9.6 million, stock-based compensation expense of approximately $4.0 million, compensation related expenses of approximately $3.5 million, consulting fees of $0.7 million, drug candidate discovery costs of approximately $0.5 million and expenses from the operations of Oppilan and Zomagen. The increased expenses from the operations of Oppilan were attributable to an increase in costs associated with the Phase 2 trial for VTX002 of $8.7 million. The increased expenses from the operations of Zomagen were primarily attributable to an increase in costs associated with the Phase 1 trial for VTX2735 and IND enabling studies for VTX3232 of approximately $6.5 million and drug candidate discovery costs of approximately $1.2 million.

These increases between the nine months ended September 30, 2022 and 2021 were offset by a $21.8 million non-cash IPR&D expense associated with the acquisitions of Oppilan and Zomagen (as there was no alternative future use of the IPR&D assets acquired) which was recognized during the nine months ended September 30, 2021.

General and Administrative Expense

General and administrative expenses were $17.0 million and $4.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $12.3 million was primarily due to increased personnel costs, including stock-based compensation of approximately $6.4 million, compensation related expenses of approximately $1.8 million and professional service fees of approximately $1.8 million, insurance costs of approximately $1.6 million and other general and administrative expenses of approximately $0.7 million, including dues and subscriptions, investor relations costs and facility related costs.

Other (Income) Expense

Other income was $1.4 million for the nine months ended September 30, 2022 and other expense was $16.7 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the other income recognized was associated with interest earned on available-for-sale marketable securities of approximately $1.5 million, slightly offset by franchise tax costs of approximately $0.2 million.

During the first quarter of 2021, in conjunction with the acquisitions of Oppilan and Zomagen, the convertible promissory notes (Convertible Notes) and Simple Agreements for Future Equity (SAFEs or Convertible SAFE Notes) converted into Series A and Series A-1 Preferred Stock, eliminating the fair value accounting associated with the Convertible Notes, SAFEs and the associated derivative liability. During the nine months ended September 30, 2021, the Company recognized a change in the fair value of the Series A tranche liability of approximately $5.5 million.

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

During the nine months ended September 30, 2021, the Company recognized a change in the fair value of the change of control feature and the SAFEs of approximately $11.1 million and a change in the fair value of the Series A tranche liability of approximately $5.5 million.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through September 30, 2022, we have funded our operations primarily through the issuance of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. Additionally, in September 2022 through the closing of our private placement, we received net proceeds of approximately $165.4 million after deducting transaction-related expenses. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $412.4 million.

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

Based upon our current operating plan, we expect that our cash, cash equivalents and marketable securities as of September 30, 2022, will enable us to fund our operating expenses and capital expenditures requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

We enter into contracts in the normal course of business with various third-party consultants, contract research organizations (CRO) and contract manufacturing organizations (CMO) for preclinical research, clinical trials and manufacturing activities. These contracts generally provide for termination upon notice. Payments due upon cancellation consist of cancellation fees and payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. Actual expenses associated with these arrangements may be higher or lower than anticipated due to various factors, including progress of our development candidates, enrollment in ongoing clinical trials, which may be competitive and challenging and results from our ongoing and planned clinical trials.

Material short-term liquidity needs of $0.5 million relate to future minimum lease payments. Material long-term liquidity needs pertaining to our operating leases is approximately $1.4 million with our last minimum lease payment due in June 2026. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $412.4 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(51,507)	$(23,963)
Investing activities	$65,909	$(71,275)
Financing activities	$178,127	$163,969

Operating Activities

Net cash used in operating activities was $51.5 million for the nine months ended September 30, 2022 and was primarily due to our net loss of $73.2 million offset by $11.5 million for noncash items and a net increase of $10.2 million in operating assets and liabilities. The noncash items included approximately $11.7 million for stock-based compensation expense and approximately $0.3 million for the amortization of operating right-of-use assets and depreciation expense, slightly offset by approximately $0.5 million for the net accretion/amortization of investments in available-for-sale marketable securities. The $10.2 million change in operating assets and liabilities was primarily attributable to an increase in accrued expenses and accounts payable of approximately $11.9 million, offset by an increase in prepaid expenses and other assets of approximately $1.5 million.

Net cash used in operating activities was $24.0 million for the nine months ended September 30, 2021 and was primarily due to our net loss of $66.0 million offset by $39.8 million for noncash items and a net increase in operating assets and liabilities of approximately $2.3 million. The noncash items included $21.8 million for acquired IPR&D expenses, $16.6 million due to the change in the fair value of related party notes, the associated derivative, and the Series A tranche liability and $1.3 million for stock-based compensation expense. The $2.3 million change in operating assets and liabilities was primarily attributable to increases in accrued expenses and accounts payable of $5.9 million, offset by an increase in prepaid expenses and other assets of $3.6 million.

Investing Activities

Net cash provided by investing activities was $65.9 million for the nine months ended September 30, 2022 and was related to $208.6 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $142.5 million of investments in available-for-sale marketable securities. Net cash used in investing activities was $71.3 million for the nine months ended September 30, 2021 related to the purchase of $73.0 million of investments in available-for-sale marketable securities, partially offset by $1.9 million of net cash assumed in connection with the acquisitions of Oppilan and Zomagen.

Financing Activities

Net cash provided by financing activities was $178.1 million for the nine months ended September 30, 2022 and was attributable to approximately $176.5 million in net proceeds from the issuance of common stock from the private placement, $1.5 million in proceeds from the exercise of stock options, and $0.1 million in proceeds from the issuance of common stock under the 2021 Employee Stock Purchase Plan (ESPP). Net cash provided by financing activities was $164.0 million for the nine months ended September 30, 2021 and was primarily attributable to $164.2 million in proceeds from the issuance of our Series A and Series B Preferred Stock net of offering costs and $0.5 million in net proceeds from the issuance of SAFEs, partially offset by $0.7 million of cash paid for deferred offering costs.

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

During the three and nine months ended September 30, 2022, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

We will remain an “emerging growth company” until the earliest to occur of (1) the last day of the fiscal year in which our annual gross revenue is $1.235 billion or more, (2) the last day of 2026, (3) the date that we become a “large accelerated filer” as defined in

Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, up until the date of our initial public offering, have financed our operations primarily through private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2021, we incurred a net loss of $83.7 million, compared with a net loss of $28.2 million for the year ended December 31, 2020. As of September 30, 2022, we had an accumulated deficit of $191.0 million. For the nine months ended September 30, 2022, we incurred a net loss of $73.2 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $191.0 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. Our research and development and our operating costs have also been substantial and are expected to increase. We will also require a significant additional amount of capital to commercialize any approved products.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $412.4 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. In September 2022, we raised gross proceeds of $176.6 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund operations into 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

In particular, we are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to severe UC with enrollment originally projected to include patients at clinical sites in Russia, Belarus and Ukraine. As a result of the military conflict in Ukraine, we terminated plans to open clinical trial sites in Russia, Belarus and Ukraine, which impacted our original clinical trial strategy. Our operations at additional sites in the region could also be impacted in the future. Additionally, if our relationships with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Furthermore, the United States and its European allies have imposed significant new sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. All of the foregoing creates uncertainty around our ability to project the timing for enrollment of our Phase 2 trial for VTX002 and may lead to increased clinical trial costs as we seek to open additional clinical sites to offset potential impact to our projected enrollment in Russia, Belarus and Ukraine, which could materially harm our business.

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

We are developing our lead product candidates, VTX958, VTX002 and VTX2735, for the treatment of inflammatory diseases and autoimmune disorders, such as psoriasis, UC and Crohn’s disease. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX958, if approved, it would compete with injected biologic therapies and non-injectable systemic therapies. In addition, we are aware of several companies with product candidates in development for the treatment of patients with psoriasis, including deucravacitinib, which is an oral TYK2 inhibitor recently approved by the FDA. With respect to VTX002, if approved, it would compete with a number of companies developing product candidates, as well as Zeposia (ozanimod), which is an S1PR modulator marketed by BMS. With respect to VTX2735, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including Inzomelid and Somalix being developed by Roche. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

As of September 30, 2022, we are conducting an ongoing Phase 2 trial of VTX002 enrolling UC patients and have completed our Phase 1 MAD trial of VTX958 in healthy subjects and announced positive topline data from our Phase 1 single and multiple ascending dose trial. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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
▪
our reputation may suffer.

In particular, following the FDA’s review of a large randomized safety clinical trial of tofacitinib, a JAK inhibitor approved for the treatment of rheumatoid arthritis and UC, the FDA has determined there is an increased risk of serious heart-related events such as heart attack or stroke, blood clots, cancer and death associated with Xeljanz and Xeljanz XR (tofacitinib), and has issued black box warnings for certain JAK inhibitors in the same drug class as Xeljanz, including Olumiant (baricitinib) and Rinvoq (upadacitinib). The FDA approved deucravacitinib, a TYK2 inhibitor, on September 9, 2022. While the FDA did not require a black box warning in deucravacitinib’s label, if the FDA considers other TYK2 inhibitors, a member of the JAK family, to have similar safety concerns as other JAK inhibitors, or if new data indicate potential safety concerns with TYK2 inhibitors, then the FDA may issue black box warnings for TYK2 inhibitors, which may limit market acceptance of VTX958, our lead TYK2 inhibitor, if approved, and could negatively impact the future commercial prospects of VTX958.

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

Executive orders have been issued by state and local governments in California and elsewhere, and states of emergency have been declared at the state and local level in most jurisdictions throughout the United States. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the COVID-19 pandemic or other infectious diseases could impact our personnel or personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. We are monitoring a number of risks related to the COVID-19 pandemic, including the following:

▪
Financial: We anticipate that the pandemic could have an adverse financial impact in the short-term and potentially beyond. As a result of slower patient enrollment, we may not be able to complete our clinical trials as planned or in a timely manner. We expect to continue spending on research and development in the third quarter of 2022 and beyond, and we could also have unexpected expenses related to the COVID-19 pandemic. The short-term continued expenses, as well as the overall uncertainty and disruption caused by the COVID-19 pandemic, and any future pandemic, may cause a delay in our ability to commercialize a product and adversely impact our financial results.
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

As of September 30, 2022, we had 44 full-time employees, compared to 27 full-time employees as of December 31, 2021, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry, including heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the biopharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.

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

In addition, as recently announced by the Unified Patent Court Preparatory Team to start April 1, 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified

Patent Court (“UPC”). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

From October 21, 2021 until October 31, 2022, the closing price of our common stock has ranged from a low of $10.00 to a high of $38.70. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of October 31, 2022, we had 56,637,458 outstanding shares of common stock. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an “emerging growth company” until December 31, 2026, although, if we have more than $1.235 billion in annual revenue, the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31st. For as long as we remain an “emerging growth company,” we are permitted and intend to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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
10.1

Form of Stock Purchase Agreement, dated September 17, 2022, by and among the Company and the Purchasers thereto (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022).

10.2

Form of Registration Rights Agreement, dated September 17, 2022, by and among the Company and the Purchasers thereto (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022).

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

Ventyx Biosciences, Inc.

Date: November 4, 2022	By:	/s/ Martin Auster
Martin Auster, M.D.
Chief Financial Officer
(Principal financial officer and duly authorized to sign on behalf of the registrant)