Form 10-K
period 2022-12-31
Ventyx Biosciences, Inc.
filed 2023-03-23
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2022, as reported by The Nasdaq Stock Global Select Market on such date, was approximately $384.8 million. Shares of the registrant's common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 20, 2023, the registrant had 58,214,115 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts included in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

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

▪
our expectations regarding our product candidates and their related benefits;
▪
our beliefs regarding the perceived benefits and limitations of competing products, and the future of competing products and our industry;
▪
details regarding our strategic vision and product candidate pipeline;
▪
our beliefs regarding the success, cost and timing of our development activities and current and future clinical trials, including study design;
▪
the anticipated timing of releasing data for any current or future clinical trials;
▪
the anticipated timing of commencement, enrollment, and completion of any current or future clinical trials for our product candidates;
▪
the timing or likelihood of regulatory filings or other actions and related regulatory authority responses;
▪
any impact of the COVID-19 pandemic, or responses to the COVID-19 pandemic, on our business, clinical trials or personnel, including, without limitation, disruptions in the supply chain, including raw materials needed for manufacturing, animals used in research, delays in site activations and enrollment of clinical trials;
▪
any impact of the ongoing conflict in Ukraine and the imposition of sanctions against Russia and Belarus;
▪
the ability and willingness of third parties to engage in research and development activities on our behalf involving our product candidates, and our ability to leverage those activities;
▪
our expectations regarding the ease of administration associated with our product candidates;
▪
our expectations regarding the patient compatibility associated with our product candidates;
▪
our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
▪
the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
▪
our ability to commercialize any approved products;
▪
the rate and degree of market acceptance of approved products, if any;
▪
our ability to attract and retain key personnel;
▪
the accuracy of our estimates regarding our future revenue, operating expenses, capital requirements and needs for additional financing;
▪
our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;

▪
our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and not infringe, misappropriate or otherwise violate the intellectual property of others; and
▪
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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. Our lead clinical product candidate, VTX958, is a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor. In August 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX958 in healthy volunteers. We are actively enrolling three distinct Phase 2 trials with VTX958 for patients with moderate to severe plaque psoriasis, active psoriatic arthritis and moderately to severely active Crohn’s disease. We expect to report topline data from the Phase 2 trial of VTX958 in psoriasis in the fourth quarter of 2023, while topline Phase 2 data for VTX958 in psoriatic arthritis and Crohn’s disease are expected in 2024. In addition, we are developing VTX002, a sphingosine 1 phosphate receptor (S1P1R) modulator in Phase 2 development for patients with moderately to severely active ulcerative colitis (UC). We initiated a Phase 2 trial with VTX002 in the fourth quarter of 2021 in patients with moderately to severely active ulcerative colitis and topline data are expected in the second half of 2023. Our third product candidate, VTX2735, is a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor. In June 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX2735 in healthy volunteers. We initiated a Phase 2 proof-of-concept trial for VTX2735 in cryopyrin-associated periodic syndrome (CAPS) patients in the first quarter of 2023 and continue to evaluate additional indications for clinical development. In addition to VTX2735, we nominated VTX3232, our lead CNS-penetrant NLRP3 inhibitor, as a clinical development candidate in the fourth quarter of 2021. We plan to initiate a Phase 1 trial of VTX3232 in healthy volunteers in the first half of 2023.

Figure 1: Pipeline of current clinical and preclinical programs

VTX958 (TYK2 Inhibitor)

VTX958 is an oral, selective allosteric inhibitor of TYK2, an intracellular signaling kinase in the JAK family. The JAK signal transduction and activator of transcription (STAT) signaling pathway is implicated in the pathogenesis of numerous inflammatory and autoimmune diseases. By inhibiting TYK2-mediated signal transduction, VTX958 has the potential to suppress chronic inflammation while avoiding inhibition of other related members of the JAK family, such as JAK1, JAK2 and JAK3, thereby reducing the associated risk of infections and other side effects. This high level of selectivity, which is based on results observed in preclinical studies, underpins a safety profile observed in preclinical studies that is differentiated from first-generation JAK inhibitors. VTX958 was well tolerated in preclinical safety assessments in multiple species. In August 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX958 in healthy volunteers, in which VTX958 was well tolerated and demonstrated durable TYK2 target coverage as measured by target cytokines IL-12, IL-23 and IFNα. Based on these results, we have advanced VTX958 into Phase 2 trials in psoriasis, psoriatic arthritis and Crohn’s disease, and we are evaluating additional indications for future clinical development. We expect to report topline data from the Phase 2 trial of VTX958 in psoriasis in the fourth quarter of 2023, while topline Phase 2 data for VTX958 in psoriatic arthritis and Crohn’s disease are expected in 2024.

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

Based on these Phase 1 healthy volunteer data, we initiated a Phase 2 randomized, placebo-controlled trial with VTX002 in UC patients during the fourth quarter of 2021 and believe that this trial may serve as the first of two pivotal trials required for registration along with an additional Phase 3 trial. We expect to report topline data from the ongoing Phase 2 trial in UC during the second half of 2023. We may also conduct additional clinical trials for VTX002 in other relevant immunology indications.

VTX2735 and VTX3232 (NLRP3 Inhibitor Portfolio)

Inflammasomes are multi-protein complexes that sense molecular hallmarks of infection or cellular injury and initiate an appropriate immune response. We plan to harness the therapeutic potential of innate immune modulation with an initial focus on the NLRP3 inflammasome, one of the most widely studied members of the inflammasome family.

NLRP3 releases interleukin (IL)-1β when activated. Aberrant NLRP3 activation is implicated in a range of both acute and chronic inflammatory conditions. Although several biologics targeting the downstream cytokine IL-1β have been approved for treatment of autoimmune diseases (such as Cryopyrin-Associated Periodic Syndromes (CAPS), Familial Mediterranean Fever, Still’s disease and juvenile idiopathic arthritis), we believe direct targeting of NLRP3 with an oral agent may have efficacy and safety advantages over these currently approved biologics.

VTX2735, our lead peripheral NLRP3 inhibitor candidate, has demonstrated NLRP3 inhibition in cellular assays, in vivo pharmacodynamic activity in an animal model and high oral bioavailability in multiple non-clinical species. In June 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX2735 in healthy volunteers, in which VTX2735 was well tolerated and demonstrated robust and durable inhibition of NLRP3 activity as measured by IL-1β. Based on these results, we initiated a Phase 2 proof-of-concept trial with VTX2735 in CAPS patients in the first quarter of 2023.

In addition to VTX2735, we are developing VTX3232, our lead CNS-penetrant NLRP3 inhibitor. We nominated VTX3232 as a clinical development candidate in the fourth quarter of 2021, and we plan to initiate a Phase 1 trial of VTX3232 in healthy volunteers in the first half of 2023.

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

▪
An iterative lead optimization approach that utilizes rational and empirical drug design, allowing for advancement of our lead compounds and delivering drug candidates with high pre-clinical potency and selectivity for our immunology targets; and
▪
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

The three key elements to achieve this strategy include:

Focusing on the identification and development of differentiated product candidates against high value, validated immunology targets that address efficacy and safety limitations of currently approved drugs and those in development. Specifically, we intend to:

▪
Maximize the value of VTX958, our selective TYK2 inhibitor, by developing it across multiple inflammatory and autoimmune indications. Our oral TYK2 inhibitor, VTX958, is designed to have high selectivity for TYK2 without detectable inhibition of other JAK isoforms, potentially allowing VTX958 to avoid toxicities associated with these targets. We believe VTX958 has the potential to address a broad range of immune diseases, including psoriasis, psoriatic arthritis, Crohn’s disease and lupus, each of which represents a substantial commercial market.
▪
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
▪
Advance our portfolio of NLRP3 inhibitors, starting with VTX2735, through early clinical development and proof-of-concept studies. Our lead NLRP3 inhibitor, VTX2735, is an oral, selective small molecule inhibitor of NLRP3 that is peripherally restricted and designed for the treatment of systemic inflammatory diseases. We initiated a Phase 2 proof-of-concept study with VTX2735 in CAPS patients in the first quarter of 2023. In addition to VTX2735, we are developing VTX3232, a CNS-penetrant NLRP3 inhibitor, which we believe has potential therapeutic utility for the treatment of neurodegenerative diseases, such as Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis and MS. VTX3232 is expected to enter Phase 1 clinical testing in healthy volunteers in the first half of 2023.

Pursuing efficient and informed development of product candidates by fully leveraging the capabilities of our internal small molecule discovery engine and development infrastructure.

All of our pipeline candidates have been discovered and developed by members of our management team, each of whom has deep industry experience, while serving both at Ventyx and at companies that were later acquired by Ventyx (e.g., Oppilan Pharma Ltd. (“Oppilan”) and Zomagen Biosciences Ltd. (“Zomagen”)), including Dr. Raju Mohan, our chief executive officer. Our goal is to continue to leverage this infrastructure and expertise as we identify new, validated and high-priority inflammatory and immune disease candidates to continue building our pipeline portfolio and advancing new candidates through preclinical and into clinical development.

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

Our Product Candidates

VTX958 (Tyrosine Kinase Type 2 (TYK2) Inhibitor)

Summary Overview of VTX958

VTX958 is an oral, selective clinical-stage inhibitor of TYK2, an intracellular signaling kinase in the JAK family that regulates chronic inflammation in immune-mediated diseases. In preclinical studies, VTX958 inhibited only TYK2 and avoided inhibition of other related members of the JAK family (JAK1, JAK2, and JAK3). The inhibition of JAK1, JAK2, and JAK3 are associated with heightened risk of infections and other side effects.

VTX958 has been designed to have a selectivity profile that positions it as a potential therapeutic for multiple autoimmune diseases with large commercial markets and high unmet medical need, such as psoriasis, IBD, psoriatic arthritis and lupus.

Proof-of-concept for the TYK2 inhibitor mechanism was established by Bristol Myers Squibb’s (“BMS”) TYK2 inhibitor, Sotyktu. In two Phase 3 trials in psoriasis patients, Sotyktu demonstrated significantly greater efficacy than Amgen’s Otezla (apremilast, a small molecule inhibitor of PDE4) as measured by Psoriasis Area and Severity Index (PASI)-75 scores (indicating a 75% reduction in PASI).

VTX958 may be able to demonstrate a more attractive clinical profile than Sotyktu because the selectivity profile of VTX958 may allow us to explore relatively higher clinical doses and exposures. In August 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX958 in healthy volunteers, in which VTX958 was well tolerated and demonstrated potentially class-leading TYK2 target coverage as measured by target cytokines IL-12, IL-23 and IFNα. Based on these results, we have advanced VTX958 into Phase 2 trials in psoriasis, psoriatic arthritis and Crohn’s disease, and we are evaluating additional indications for future clinical development. We expect to report topline data from the Phase 2 trial of VTX958 in psoriasis in the fourth quarter of 2023, while topline Phase 2 data for VTX958 in psoriatic arthritis and Crohn’s disease are expected in 2024.

Market Opportunity

TYK2-mediated therapies have the potential to address multiple diseases, each of which represents a substantial commercial market (Figure 2). The figure below summarizes the prevalence and market potential of each of these indications. We are initially developing VTX958 in psoriasis, psoriatic arthritis and Crohn’s disease, and we continue to evaluate additional indications for future clinical development.

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

Psoriasis patients are generally characterized as mild, moderate or severe, depending on the extent of involvement based on body surface area (BSA). Moderate-to-severe psoriasis is typically defined as involvement of more than 5% of the BSA and accounts for approximately 25% to 30% of the psoriasis patient population. We believe there are approximately 1.2 million moderate-to-severe psoriasis patients being treated in the U.S. and a similar population in the EU4 and the United Kingdom. Global revenues for approved branded products treating psoriasis totaled approximately $24 billion in 2021.

Figure 3: Worldwide branded psoriasis drug sales in 2021

2021 Market Share of Leading Branded Drugs in the $24B Global Psoriasis Market

Other
10%
Stelara
23%
Taltz
7%
Otezla
8%
Humira
16%
Tremfya
9%
Skyrizi
12%
Cosentyx
15%

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

Treatment with non-biologic systemic therapy, such as methotrexate or apremilast, is also limited. According to Decision Resources Group, non-biologic systemic therapy represents approximately 8% of patients worldwide and 11% of patients in the U.S. The use of methotrexate has declined due to concerns about side effects and mandatory routine monitoring. Otezla’s reported 2021 annual sales totaled $2.2 billion despite limitations on its use in moderate-to-severe patients, modest symptomatic improvement and frequent adverse events.

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

Oral TYK2 inhibitors, such as VTX958, inhibit the IL-12, IL-23 and Type I interferon pathways, which are modulated by biologic agents, such as ustekinumab, guselkumab, tildrakizumab and risankizumab. Thus far, these biologic agents are among the most effective in the treatment of moderate-to-severe psoriasis with PASI-75 scores at the upper end of reported data and PASI-90 scores approaching or exceeding 80% after 48-weeks or more of treatment. While newer biologics are typically regarded as safer than earlier-generation therapies, limitations include the need for injections, high cost of therapy, hypersensitivity reactions and long half-life in the case of an infection, providing an opportunity for safe and effective oral agents that target the same pathways. Bristol Myers Squibb’s Sotyktu (deucravacitinib) received FDA approval in September 2022 and is the first approved oral TYK2 inhibitor for the treatment of adult patients with moderate to severe plaque psoriasis.

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

We believe TYK2 is validated as a clinical target based on Phase 3 data from two trials of BMS’s FDA-approved TYK2 inhibitor, Sotyktu, in psoriasis, which were conducted head-to-head in comparison to apremilast and placebo. In the two Phase 3 trials, Sotyktu patients dosed at 6mg QD demonstrated superior efficacy at the primary endpoint assessed following 16 weeks of treatment. Sotyktu patients achieved PASI-75 scores of 58.7% and 53.6%, respectively, which represented a statistically significant improvement compared to apremilast’s PASI-75 scores of 35.1% and 40.2%, respectively, and placebo PASI-75 of 12.7% and 9.4% (Table 1).

Table 1: Reported Phase 3 PASI-75 data in psoriasis for apremilast and Sotyktu

			PASI-75*
COMPOUND	TRIAL	DOSE	Tx	PBO
Apremilast (PDE4 inhibitor)	POETYK PSO-1[1]	30mg (BID[a] Oral)	35.1	12.7
	POETYK PSO-2[1]		40.2	9.4

Sotyktu (TYK2 inhibitor)	POETYK PSO-1[1]	6mg (QD Oral)	58.7	12.7
	POETYK PSO-2[1]		53.6	9.4

* 16 weeks treatment; BID: twice daily, QD: once daily

1 BMS investor presentation April 23, 2021

a titrated from 10 mg QD to 30 mg BID over the first week of dosing

Competition and Limitations of Current TYK2 Inhibitors

There are a number of TYK2 inhibitors with different selectivity profiles currently being investigated in clinical trials for multiple autoimmune indications. These inhibitors can be divided roughly into two groups: (1) active kinase domain inhibitors, including clinical-stage compounds, such as Priovant’s brepocitinib and Galapagos’ GLPG3667, and (2) allosteric inhibitors, including Sotyktu from BMS, TAK-279 from Takeda and ESK-001 from Alumis, Inc. (Table 2).

Table 2: Publicly disclosed clinical-stage TYK2 inhibitor programs

	COMPANY	COMPOUND	STAGE	NOTE:
Active Domain	Priovant Galapagos	Brepocitinib GLPG3667	Phase 2 Phase 2	Non-specific for TYK2 Non-specific for TYK2
Allosteric	BMS	Sotyktu	Approved
	Takeda	TAK-279	Phase 2
	Alumis	ESK-001	Phase 2

Designing selective JAK inhibitors that directly and specifically inhibit the intended kinase function is challenging due to the structural similarity between kinase domain (JH1) ATP binding pockets of JAK family members.

Allosteric inhibitors that bind to the regulatory pseudokinase JH2 domain have better selectivity for TYK2, but high homology between the JAK1 and TYK2 JH2 domains remains a challenge in designing selective agents. For example, while Sotyktu is a binder to the TYK2 JH2 domain, it also shows sub-nanomolar potency in a JAK1-JH2 binding assay. This interaction with the JAK1-JH2 pathway is reflected in downstream signaling in IL-10 and IL-6 stimulation assays. We believe that less selective TYK2 inhibitors may produce toxicity arising from off-target effects when used at higher doses. Moreover, dose constraints on less selective compounds may result in sub-optimal inhibition of key pathways (i.e., IL-12, IL-23) that are relevant to targeting autoimmune conditions, such as psoriasis and IBD, and, ultimately, yield lower efficacy, particularly in those indications in which increased efficacy may require elevated dose levels of a TYK2 inhibitor.

Our Solution: VTX958

VTX958 is an oral, selective allosteric inhibitor of TYK2 with a selective profile for TYK2 over other members of the JAK family. VTX958 was designed to inhibit IL-12, IL-23 and Type 1 interferon (IFNα/β) by binding selectively to the pseudokinase JH2 regulatory domain of TYK2, without inhibiting the analogous domains of JAK1, JAK2, or JAK3.

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

Table 3a: Binding of VTX958 and Sotyktu to JH2 domains (Ventyx data)

	VTX958	SOTYKTU
TYK2-JH2 Binding Kd	0.058 nM	0.009 nM
JAK1-JH2 Binding Kd	240nM	0.43 nM
Selectivity (fold)	>4,000	48

We have internally conducted pseudokinase domain binding assays comparing VTX958 and Sotyktu and have demonstrated that VTX958 has > 4,000-fold selectivity for its binding to the TYK2 JH2 domain as compared to its binding to the JAK1 JH2 domain. Sotyktu, by comparison, has high affinity for both TYK2 JH2 and JAK1 JH2 domains, binding with sub-nanomolar affinity to both domains with 48-fold selectivity. Our internal studies showed that VTX958 is approximately 80-fold more selective compared to Sotyktu in its binding affinity for the TYK2 JH2-allosteric domain (Table 3a) and we believe that this selectivity is also reflected in the higher selectivity of VTX958 for TYK2 relative to Sotyktu in cellular cytokine assays.

Table 3b: Comparison of cellular potencies between VTX958 and Sotyktu (Ventyx data)

PRIMARY DRIVER	CYTOKINE/CELL SYSTEM	VTX958 IC50	SOTYKTU IC50
TYK2 Pathways	IFNα PBMC	12 nM	5 nM
	IL-12 PBMC	35 nM	10 nM
	IL-23 PBMC	5 nM	10 nM
JAK1 Pathways	IL-22 PBMC	>10,000 nM	114 nM
	IL-10 PBMC	>10,000 nM	20 nM
	IFNγ PBMC	>10,000 nM	350 nM
	IL-4 PBMC	>10,000 nM	249 nM
	IL-6 PBMC	>10,000 nM	464 nM

VTX958 shows high selectivity for TYK2-mediated cytokine pathways over JAK1-mediated pathways in multiple cellular cytokine stimulation assays conducted in both peripheral blood mononuclear cells (PBMCs), as shown in Table 3b, and in human whole blood (WB). This selective effect on TYK2-driven pathways differentiates VTX958 from more advanced TYK2 inhibitors in clinical development. Importantly, VTX958 was shown to have no detectable effect on JAK1-driven cytokines, including IL-6 and IL-10, whereas Sotyktu has been shown, by us and by others, to inhibit activity on these pathways from 20-500 nM.

We believe VTX958 has the potential to be a therapeutic for multiple autoimmune diseases with large commercial markets and high unmet medical need, such as psoriasis, psoriatic arthritis, Crohn’s disease and potentially other indications.

Phase 1 Trial of VTX958 in Healthy Volunteers

Overview

The Phase 1 single ascending dose (SAD) and multiple ascending dose (MAD) trial of VTX958 was a two-part, randomized, double-blind, placebo-controlled dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics (PD) of single and multiple ascending doses. The study enrolled 96 adult healthy volunteers across SAD cohorts up to 500 mg and MAD cohorts up to 350 mg BID (twice a day) daily for 14 days.

Safety and Tolerability

VTX958 was well tolerated across all seven cohorts in the SAD portion and all five cohorts in the MAD portion of the Phase 1 trial with no discontinuations due to adverse events (AEs). No drug-related serious adverse events (SAEs) were reported. All treatment emergent adverse events (TEAEs) were classified as mild. No dose-limiting toxicities were identified and no dose-dependent trend in the frequency of TEAEs was observed. Additionally, there were no significant effects on hematological parameters, lipids/triglycerides and CPK laboratory values.

Exposure and Target Coverage

In both the SAD and the MAD portions of the trial, a dose-dependent increase in exposure was observed through all cohorts. In the MAD portion of the trial, VTX958 achieved TYK2 IC50 and IC90 coverage for up to 24 hours. The exposures achieved by VTX958 demonstrated potential class-leading coverage of TYK2 IC50 and IC90 and its target cytokines, IL-12, IL-23 and IFNα.

Figure 6: Exposure and Target Coverage Across All MAD Cohorts at Day 10

MAD Dose	Target Coverage* (hours)					
	IL-12		IL-23		IFNα	
	IC_{90}	IC_{50}	IC_{90}	IC_{50}	IC_{90}	IC_{50}
50 mg BID	0	5	0	5	0	7
250 mg QD	4	9	4	9	6	10
500 mg QD	6	14	6	14	7	16
175 mg BID	**16**	**24**	**16**	**24**	**17**	**24**
350 mg BID	**24**	**24**	**24**	**24**	**24**	**24**

*Data from Phase 1 MAD Day 10 (steady state); exposures used for target coverage calculations:

- IL-12 hWB IC_{90} = 865 ng/mL; IC_{50} = 130 ng/mL; IFNα hWB IC_{90} = 584 ng/mL; IC_{50} = 73 ng/mL
- IL-12 IC_{50} and IC_{90} values used for IL-23 IC_{50} and IC_{90} calibration (hWB assay not available for IL-23)
- IL-12 and IL-23 share TYK2-specific heterodimer IL-12Rβ1

Pharmacodynamic Effects

In the MAD portion of the trial, PD activity was measured by the impact on TYK2-mediated target genes following in vivo IFNα challenge, and by IFNg response to ex vivo IL-12/IL-18 stimulation of blood samples derived from all dosing cohorts. In both the in vivo IFNα challenge PD assay, as well as the ex vivo IFNg response assay, VTX958 demonstrated robust dose-dependent PD activity, thereby confirming its impact on TYK2-mediated pathways and providing direct in vivo evidence of target engagement.

Figure 7: In Vivo IFNα Challenge

IFNα administration activates interferon-inducible genes, including CXCL10, ISG20 and IFI27, which display diverse onset, amplitude and resolution kinetics. VTX958 demonstrated potent exposure-PD activity on all three genes. The response was dose-related across all cohorts tested.

Figure 8: Ex Vivo IFNg Response (ELISA) to IL-12/IL-18 Dual Stimulation

VTX958 demonstrated substantial dose-dependent inhibition of IFNg at all time-points in response to IL-12/IL-18 dual stimulation.

Clinical Development Plan for VTX958

Based on these positive Phase 1 results, we have advanced VTX958 into Phase 2 trials in psoriasis, psoriatic arthritis and Crohn’s disease, and we are evaluating additional indications for future clinical development. We expect to report topline data from the Phase 2 trial of VTX958 in psoriasis in the fourth quarter of 2023, while topline Phase 2 data for VTX958 in psoriatic arthritis and Crohn’s disease are expected in 2024.

VTX002 (Sphingosine 1 Phosphate Receptor (S1P1R) Modulator)

Summary Overview of VTX002

VTX002 is an oral, selective, peripherally restricted S1P1R modulator designed to have high selectivity for the S1P1 receptor, which we are developing for the treatment of IBD and other inflammatory indications. UC is our lead indication. S1P1 signaling has been identified as a key regulator of lymphocyte migration from lymph nodes into circulation. The blockade of this axis is an emerging therapeutic approach to control aberrant leukocyte migration into the mucosa in IBD.

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

In 2021, the IBD market for all levels of severity was approximately $21 billion globally, with the UC segment representing approximately $7 billion in 2021 sales. The global UC market share is currently majority-held by parenteral biologic agents, led by AbbVie’s Humira and Takeda’s Entyvio, both of which are approved for UC patients with moderately to severely active disease. Market research suggests the IBD commercial market has significant growth potential driven by increasing disease incidence and the emergence of novel oral therapeutics, several of which are expected to potentially seek regulatory approval over the next several years. We believe that the recent label expansion into UC for BMS’ Zeposia, an S1P1R modulator, will facilitate novel oral agents to increase their share of the UC market in future years. We believe projected gains for oral agents are supported by physician and patient general preference for oral administration over injectable biological therapies, high demand for new therapies with competitive clinical profiles and the potential for potent and well-tolerated oral agents to expand the overall treated moderate-to-severe UC population.

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

Figure 9: U.S. addressable UC patient population for VTX002

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

Treatment Paradigm in IBD

Mild-to-moderate IBD patients are commonly managed with 5-ASA (aminosalicylate) (mainly used in UC), corticosteroids or other immunosuppressive agents, including azathioprine and 6-mercaptopurine. Patients with a more serious initial disease presentation and those who have progressed or are intolerant of earlier line therapies frequently advance to biologic or novel oral medications (Figure 9). The mainstay biologics for treatment of moderate-to-severe UC and/or CD are anti-TNFα biologics (including AbbVie’s Humira, Johnson & Johnson’s Remicade and Simponi, and UCB Pharma’s Cimzia). Recently, treatment paradigms have begun shifting as additional options and more data become available with anti-integrin therapies (particularly Takeda’s Entyvio) gaining traction in UC, and anti-IL-12/IL-23 and anti-IL-23 biologics (namely, Johnson & Johnson’s Stelara and AbbVie’s Skyrizi) frequently being used in CD. BMS’ Zeposia, an S1P1R modulator, was approved for treatment of moderate-to-severe UC in May 2021. Pfizer’s oral JAK inhibitor, Xeljanz, was approved for treatment of UC in 2018, but commercial uptake has been limited due to its “black box” warning for risks, including serious infections, malignancy and thrombosis. AbbVie’s Rinvoq, a next-generation oral JAK inhibitor, received FDA approval for moderately to severely active UC in March 2022, and also carries a black box warning similar to other agents in the JAK class.

However, substantial unmet need remains as approved therapies have generally failed to demonstrate a clinical remission effect size exceeding 10-15% relative to placebo in pivotal trials. Moreover, among those patients who do respond to therapy, up to 45-50% may lose response over time, owing to development of neutralizing antibodies or other issues. Modestly stronger remission rates have been reported recently, including in AbbVie’s Phase 3 trials for JAK inhibitor Rinvoq (UC) and anti-IL-23 mAb Skyrizi (risankizumab-rzaa) (CD). These therapies have delivered effect sizes in the 20-30% range, but safety issues associated with the JAK inhibitor class and the need for injections with anti-IL-23 biologics may limit market share potential.

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

Figure 10: Clinical trial data for approved UC treatments

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

Rationale for Targeting S1P1R

S1P1R is a clinically validated target, as evidenced by the approval of BMS’ Zeposia (ozanimod) for UC and multiple sclerosis (MS), Novartis’ marketed therapies for MS, Mayzent (siponimod) and Gilenya (fingolimod), Johnson & Johnson’s Ponvory (ponesimod) in MS, and, most recently, positive Phase 3 data for Pfizer’s etrasimod in UC.

S1P1R is a member of the sphingosine 1-phosphate receptor family of G protein coupled receptors (GPCRs). S1P1R is highly expressed on lymphocytes associated with the underlying inflammation of autoimmune diseases. S1P1R modulation causes selective and reversible retention, or sequestration, of circulating white blood cells (lymphocytes) in peripheral lymphoid tissue (such as the lymph nodes) and in the thymus. The sequestration of lymphocytes is achieved by modulating cell migration patterns (known as lymphocyte trafficking), specifically preventing self-targeting, or autoreactive, lymphocyte migration to areas of disease inflammation, which is a major contributor to autoimmune diseases, including UC (Figure 11).

Figure 11: S1P1R modulation results in sequestration of lymphocytes, ameliorating lymphocyte-driven autoimmune diseases

Competition and Limitations of Current S1P1R Modulators for IBD

In May 2021, ozanimod became the first S1P1R modulator approved for the treatment of UC. In top-line results from a 645-patient, Phase 3 trial in UC, ozanimod showed moderate clinical efficacy with 18.4% of UC patients taking ozanimod achieving clinical remission compared to 6.0% of patients taking placebo. Currently, it is being studied in Phase 3 trials for the treatment of CD. In March 2022, Pfizer announced results of two Phase 3 trials with etrasimod in UC, demonstrating a placebo-adjusted clinical remission rate (induction) of 19.6% in one trial and 9.7% in the other. Etrasimod is also in Phase 2 development for the treatment of CD. Most predecessor S1P1R modulator compounds were developed as treatments for MS and, thus, have high CNS penetration. We believe that this property may contribute to efficacy in MS, but is not desirable in IBD. The clinical safety and efficacy profile of these compounds may be limited by issues, such as hepatotoxicity; inability to dose to upper end of tolerated dose range and therefore suboptimal pharmacodynamic effect; longer half-life in humans (for compounds with active circulating metabolites, such as ozanimod); and heart rate effects (on-target first-dose reduction in heart rate, which can be mitigated by dose titration as we demonstrated in our Phase 1 trial).

Our Solution: VTX002

VTX002 is an oral, selective peripherally restricted S1P1R modulator designed to have high specificity for S1P1R with no detectable activity against the S1P2 and S1P3 receptors, which are associated with cardiovascular and pulmonary risks (Figure 12). VTX002 has very low CNS penetration and ocular distribution which, we believe, may reduce the risk of serious complications of S1P1R modulation in CNS, including macular edema.

Figure 12: VTX002 selectivity profile

In our Phase 1 trial, VTX002 was well-tolerated with no serious adverse events or notable safety findings. In the therapeutic active dosing range tested, VTX002 showed dose-dependent steady-state reduction in absolute lymphocyte count of up to 65% which we believe is strongly predictive of likely clinical effect in UC and potentially other conditions. In addition, we established a dose titration schedule in the Phase 1 MAD trial to mitigate known first-dose heart rate effects associated with this class of drugs.

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

Figure 13: Phase 1 MAD Results – Pharmacokinetics

In the Phase 1 MAD trial, once-daily dosing of VTX002 led to a dose-dependent steady state reduction in mean absolute lymphocyte count of up to 65% (Figure 14). Following the last dose of VTX002 in the MAD cohorts, lymphocyte counts started to return to normal within 72 hours.

Figure 14: Placebo adjusted lymphocyte count in MAD trial of VTX002

No clinically significant first-dose reduction in heart rate was observed following treatment with VTX002 at expected therapeutic dose levels following our 7-day titration schedule.

Clinical Development Plan for VTX002

In the fourth quarter of 2021, we commenced a Phase 2, randomized, placebo-controlled trial, which is expected to enroll approximately 180 moderate-to-severe UC patients. The Phase 2 trial, which was designed with FDA input, is a 13-week induction study followed by a 39-week open label extension (OLE). The Phase 2 trial will provide dose/exposure/PD response data for two dose levels and will support dose selection for a potential Phase 3 trial. The primary endpoint at Week 13 is clinical remission as defined by the 3-Component Mayo Score, which evaluates stool frequency, rectal bleeding and endoscopic results. Significant improvement on the 3-Component Mayo Score has been the primary endpoint serving as the basis for approval of recent UC therapies, including ozanimod. Other key planned secondary endpoints include endoscopic and symptomatic improvement measures. We anticipate that this trial may serve as the first pivotal study required for FDA registration. We expect to report topline data from the ongoing Phase 2 trial of VTX002 in UC during the second half of 2023.

VTX2735 and VTX3232 (NLRP3 Inhibitor Portfolio)

NLRP3 Inhibitor Portfolio

We have multiple programs focused on inhibitors of inflammasomes, multi-protein complexes that sense molecular hallmarks of infection or cellular injury and initiate an appropriate immune response. Inflammasomes have been recognized for their crucial role in host defense against pathogens, but dysregulated inflammasome activation is linked to the development of autoimmune, metabolic and neurodegenerative diseases, implicating them in a broad range of inflammatory diseases. These include systemic (i.e., cardiovascular (CV), dermatologic and rheumatic diseases) and CNS (i.e., Alzheimer’s disease, Parkinson’s disease) diseases (Figure 15).

We plan to harness the therapeutic potential of innate immune modulation, with an initial focus on the NLRP3 inflammasome. NLRP3 is the most widely studied member of the inflammasome family with the broadest role in autoimmune dysregulation and thus a high-value target for the treatment of multiple anti-inflammatory diseases.

We are developing a comprehensive portfolio of differentiated NLRP3 inhibitors to address multiple indications driven by aberrant NLRP3 activation. Our lead program, VTX2735, is a peripherally restricted inhibitor of NLRP3. We initiated a Phase 2 proof-of-concept trial for VTX2735 in CAPS patients in the first quarter of 2023. In addition to VTX2735, we are also developing CNS-penetrant NLRP3 inhibitors. We plan to initiate a Phase 1 trial of VTX3232, our lead CNS-penetrant NLRP3 inhibitor, in healthy volunteers in the first half of 2023.

Figure 15: Potential indications for NLRP3 inflammasome inhibitors

Background on Inflammasomes

Inflammasomes are multi-protein signaling complexes that control the inflammatory response and coordinate antimicrobial host defenses. They are activated by a range of pathogen-derived or environmental signals. Detection of these stimuli triggers formation of a large cytoplasmic multimolecular complex that serves to activate caspase 1. Upon activation, caspase 1 cleaves inactive pro-IL-1β into IL-1β. It also cleaves other IL-1 family cytokines, converting inert pro-IL-18 to active IL-18. Caspase 1 also can initiate a cell death process, called pyroptosis, that rapidly releases inflammatory mediators, including, but not limited to, mature IL-1β and IL-18 (Figure 16). These inflammatory mediators recruit additional immune cells that are important to eradicate the infection or cellular injury. However, this feed forward loop, when dysregulated, also forms the basis of many auto-inflammatory diseases.

Figure 16: Role of inflammasomes

Rationale for Targeting NLRP3

NLRP3 is known to be activated by a range of non-infectious tissue damage signals associated with injury, aging, physical inactivity and obesity. When activated, NLRP3 initiates immune responses and stimulates production of inflammatory cytokines IL-1β and IL-18, as well as pyroptosis. Based on both animal model studies and clinical data, NLRP3 has been shown to be associated with a diverse range of diseases and conditions, including genetic NLRP3-dependent auto-inflammatory diseases (CAPS and related conditions), systemic diseases (cardiovascular, dermatologic and rheumatic conditions) and neuroinflammatory diseases (Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis), among others.

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

Our Solution: VTX2735

VTX2735 is an oral, selective small molecule inhibitor of NLRP3 that is peripherally restricted and designed for the treatment of systemic inflammatory diseases, such as cardiovascular, dermatologic and rheumatic diseases.

VTX2735 inhibits NLRP3 with an IC50 of approximately 80 nM in human whole blood as assessed via lipopolysaccharide (LPS)- and adenosine triphosphate (ATP)-induced IL-1β production. The in vitro potency of VTX2735 is greater than first-generation NLRP3 inhibitors, such as MCC950 (Table 4). VTX2735 demonstrated in vitro activity and dose-dependent reductions of IL-1β release in cells from patients with CAPS, a rare inflammatory autoimmune disease characterized by activating NLRP3 mutations.

Table 4: Comparison of in vitro potency of VTX2735 and MCC950 (Ventyx data)

IL-1ß IC50	VTX2735	MCC950
Mouse Bone Marrow-Derived Macrophages	6 nM	18 nM
Human Monocytes	2 nM	9 nM
Human Whole Blood	80 nM	407 nM
CAPS Patient Monocytes	14-166 nM	>10,000 nM

Phase 1 Trial of VTX2735 in Healthy Volunteers

Overview

The Phase 1 SAD and MAD trial of VTX2735 was a two-part, randomized, double-blind, placebo controlled, dose-escalation study designed to evaluate the safety, tolerability and pharmacokinetics of single and multiple ascending doses. The study enrolled 72 adult healthy volunteers across SAD cohorts up to 200 mg and MAD cohorts up to 200 mg daily for 14 days.

Safety and Tolerability

VTX2735 was well-tolerated across all dose cohorts and all subjects completed the trial. Drug exposures in both SAD and MAD cohorts increased linearly with dose. All drug-related AEs were considered mild, with no liver function test (LFT) abnormalities and no dose-related trend in the frequency of treatment-emergent AEs observed.

Pharmacodynamic Effects

Drug exposures also correlated with markers of target engagement as evidenced by strong PD activity in ex vivo LPS-plus ATP-mediated IL-1ß release assays from subject-derived plasma samples from both the SAD and MAD parts of the trial. VTX2735 demonstrated robust dose-related suppression of the induced pro-inflammatory cytokine IL-1ß release relative to placebo. VTX2735 also demonstrated reduction from baseline in high sensitivity C-reactive protein (hsCRP) concentrations.

Figure 17: Dose and Concentration-Dependent Suppression of IL-1ß Ex Vivo

Clinical Development Plan for VTX2735

Based on these positive Phase 1 results, we initiated a Phase 2 proof-of-concept trial for VTX2735 in CAPS patients in the first quarter of 2023. We continue to evaluate additional indications for future clinical development of VTX2735.

Competition and Differentiation for VTX2735

Although there are no approved NLRP3 inhibitor therapies currently, several molecules are in development for treatment of inflammatory diseases. As of February 2023, these include DFV890 from Novartis (Phase 2 trials ongoing); RG6418 from Roche AG (Phase 1); NT-0796 (Phase 1) and NT-0249 (Phase 1) from NodThera; VENT-01, VENT-02 and VENT-05 (preclinical) from Ventus Therapeutics; and OLT-1177 (Phase 2 trials ongoing) from Olatec Therapeutics LLC.

VTX2735 may be differentiated from these other NLRP3 inhibitors due to its activity and selectivity in human whole blood assays, activity against certain mutations, robust pharmacodynamic activity in human cells, and dose-dependent activity in animal models.

Expanding our NLRP3 portfolio: CNS-Penetrant Inhibitor VTX3232

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

We optimized the activity of our lead series of CNS-penetrant compounds for NLRP3 inhibition in the various assays. In addition to in vitro activity in cellular assays, we profiled the compounds for CNS penetration by pharmacokinetic data in the mouse and in the rat. The brain and plasma concentrations in these studies were measured at various time points when dosed orally to determine the optimal pharmacokinetic profile for a CNS-penetrant NLRP3 inhibitor. We plan to initiate a Phase 1 trial of VTX3232 in healthy volunteers in the first half of 2023.

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

VTX958 (Psoriasis)

VTX958, currently in development for the treatment of several conditions, including moderate to severe plaque psoriasis, is an oral TYK2 inhibitor. If approved for the treatment of patients with moderate-to-severe psoriasis, VTX958 would compete with injected biologic therapies, such as Humira and Skyrizi, marketed by AbbVie Inc. and Eisai Co., Ltd., Stelara and Tremfya, marketed by Johnson & Johnson, Taltz, marketed by Eli Lilly and Company, Cosentyx, marketed by Novartis AG, Siliq, marketed by Bausch Health Companies, Inc., and Enbrel, marketed by Amgen Inc., Pfizer Inc. and Takeda Pharmaceutical Company Limited; non-injectable systemic therapies used to treat plaque psoriasis, such as Otezla, marketed by Amgen Inc. and Sotyktu (the first FDA-approved oral TYK2 inhibitor) marketed by Bristol-Myers Squibb Company; topical therapies, such as Vtama (tapinarof), a topical AhR agonist marketed by Dermavant Sciences, Inc., branded and generic versions of clobetasol, such as Clobex, marketed by Galderma Laboratories, LP, generic versions of calcipotriene and the combination of betamethasone dipropionate/calcipotriene; and other treatments, including various lasers and ultraviolet light-based therapies.

We are aware of several companies with product candidates in development for the treatment of patients with psoriasis, including DC-806, which is an oral IL-17 antagonist developed by DICE Therapeutics; PN-235, which is an oral IL-23R antagonist being developed by Protagonist Therapeutics; BMS-986322, which is an oral TYK2 inhibitor being developed by BMS; ESK-001, which is an oral TYK2 inhibitor being developed by Alumis, Inc.; and TAK-279, which is an oral TYK2 inhibitor being developed by Takeda.

In addition, we are developing VTX958 in psoriatic arthritis, Crohn’s disease and potentially other indications where we also expect competition from approved medicines for these indications that are currently marketed and other product candidates in development.

VTX002 (Ulcerative Colitis)

VTX002, currently in development for the treatment of moderate-to-severe UC, is an oral S1P1R modulator. If approved for the treatment of patients with moderately to severely active UC, VTX002 would compete with: Zeposia (ozanimod), which is an S1P1R modulator marketed by BMS; Entyvio (vedolizumab), which is an a4ß7 integrin antibody marketed by Takeda; Humira (adalimumab), which is a TNF antibody marketed by AbbVie Inc.; Stelara (ustekinumab), which is an IL-12/IL-23 antibody marketed by Johnson & Johnson; Xeljanz (tofacitinib), which is a JAK1 inhibitor marketed by Pfizer Inc.; Rinvoq (upadacitinib), which is a JAK1 inhibitor marketed by AbbVie; Jyseleca (filgotinib), which is a JAK1 inhibitor marketed in the European Union, Great Britain and Japan by Galapagos NV; and Simponi (golimumab), which is a TNF antibody marketed by Johnson & Johnson.

We are aware of several companies with product candidates in development for the treatment of patients with UC, including: etrasimod, which is an S1PR modulator that has completed Phase 3 trials and is being developed by Pfizer Inc.; Roivant’s RVT-301, a Phase 2 anti-TL1A antibody; Prometheus Biosciences’ PRA023, a Phase 2 anti-TL1A antibody; and risankizumab, guselkumab and mirikizumab, which are anti-IL-23 antibodies being developed in Phase 3 clinical trials by AbbVie, Inc., Janssen Pharmaceuticals N.V. and Eli Lilly and Company, respectively. We are also aware of additional product candidates in clinical development by AbbVie Inc., Abivax SA, Amgen Inc., Bausch Health Companies, Inc. (Salix Pharmaceuticals), BMS, Connect Biopharma Holdings Limited, Gilead Sciences, Inc., GlaxoSmithKline plc, Janssen Pharmaceuticals N.V., Landos Biopharma, Inc., Merck & Co., Inc., Morphic Therapeutic, Inc., Pfizer Inc., Protagonist Therapeutics, Inc., Theravance Biopharma, Inc., Pandion Therapeutics, Inc., RedHill Biopharma Ltd. and Seres Therapeutics, Inc.

VTX2735 and VTX3232 (NLRP3 Inhibitor Portfolio)

VTX2735 is our lead peripherally restricted NLRP3 inhibitor, a class of medicines with no currently approved agents. We are also developing VTX3232 as our lead CNS-penetrant NLRP3 inhibitor candidate. We are aware of several other NLRP3 inhibitors in clinical development, including DFV890 from Novartis (Phase 2 trials ongoing); RG6418 from Roche AG (Phase 1); NT-0796 (Phase 1) and NT-0249 (Phase 1) from NodThera; VENT-01, VENT-02 and VENT-05 (preclinical) from Ventus Therapeutics; and OLT-1177 (Phase 2 trials ongoing) from Olatec Therapeutics LLC.

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

VTX958

As of March 16, 2023, with respect to our TYK2 program, we own three pending U.S. patent applications, two pending U.S. provisional patent applications, and more than fifty pending foreign patent applications. More specifically, we own one pending U.S. patent application, and more than twenty pending foreign patent applications with claims directed to our lead product candidate, VTX958, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of VTX958, to treat inflammatory or autoimmune diseases, including psoriasis. Any patents that may issue from these pending applications directed to VTX958 are expected to expire in November 2040, absent any patent term adjustments or extensions. In addition, we own two pending U.S. provisional applications with claims directed to processes of making and crystalline forms (polymorphs) of VTX958. Any patents that may issue from these additional pending applications directed to VTX958 are expected to expire between 2043 and 2044, absent any patent term adjustments or extensions.

VTX002

As of March 16, 2023, with respect to our S1P1R program, we own one U.S. patent, one pending U.S. patent application, more than forty foreign patents (including in various European countries, Australia, China, Hong Kong, India, Israel, Japan, Macao, Mexico, and Russia), and eight pending foreign patent applications (in Brazil, Canada, China, Europe, Hong Kong, Japan, Korea, and the Philippines) with claims directed to our lead product candidate, VTX002, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of VTX002, to treat UC. The issued patents, and any patents that may issue from these pending applications directed to VTX002, are expected to expire in November 2036 absent any patent term adjustments or extensions. In addition, we own two pending U.S. provisional applications with claims directed to processes of making and crystalline forms (polymorphs) of VTX002. Any patents that may issue from these additional pending applications directed to VTX002 are expected to expire between 2043 and 2044, absent any patent term adjustments or extensions.

VTX2735 and VTX3232

As of March 16, 2023, with respect to our NLRP3 program, we own one U.S. patent, four pending U.S. patent applications, one pending U.S. provisional patent application, more than fifty pending foreign patent applications, and two international patent applications filed under the PCT. More specifically, we own one U.S. patent, one pending U.S. patent application, and more than twenty pending foreign patent applications with claims directed to our lead product candidate, VTX2735, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including VTX2735. Any patents that may issue from these pending applications are expected to expire in March 2041, absent any patent term adjustments or extensions. Further, we own one pending U.S. patent application, one pending U.S. provisional patent application, two pending foreign patent applications (in Taiwan and Argentina), and one international patent application filed under the PCT with claims directed to our lead product candidate, VTX3232, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including VTX3232. Any patents that may issue from these pending applications directed to VTX3232 are expected to expire in March 2043, absent any patent term adjustments or extensions.

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

▪
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice, or GLP, regulations and other applicable regulations;
▪
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
▪
approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
▪
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for its intended use;
▪
submission to the FDA of an NDA;

▪
a determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;
▪
satisfactory completion of an FDA advisory committee review, if applicable;
▪
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMP, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
▪
satisfactory completion of other studies required by the FDA, including immunogenicity, carcinogenicity, genotoxicity and stability studies;
▪
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the U.S.; and
▪
compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy, or REMS, and the potential requirement to conduct post-approval studies.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An investigational new drug, or IND, sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

▪
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
▪
Phase 2: This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.
▪
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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing, which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

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

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and will remain in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In an effort to curb Medicare Patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs, as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. The impact of legislative, executive and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is unclear.

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

▪
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
▪
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

Employees and Human Capital Resources

As of December 31, 2022, we had 58 full-time employees and 1 part-time employee, 22 of whom have a Ph.D. or M.D. and 21 of whom were engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2022, we incurred a net loss of $108.4 million, compared with a net loss of $83.7 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $226.2 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $226.2 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. Our research and development and our operating costs have also been substantial and are expected to increase. We will also require a significant additional amount of capital to commercialize any approved products.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $356.6 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. In September 2022, we raised gross proceeds of $176.6 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund operations into 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

We are an early-stage company and were founded in November 2018 and have a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have only a limited operating history on which a decision to invest in our company can be based and against which we can test the plans and assumptions in our business plan, and investors therefore cannot evaluate the likelihood of our success. The future of our company is dependent upon our ability to implement our business plan, as that business plan may be modified from time to time by our management and board of directors.

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

We are developing our lead product candidates, VTX958, VTX002 and VTX2735, for the treatment of inflammatory diseases and autoimmune disorders, such as psoriasis, UC and Crohn’s disease. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX958, if approved, it would compete with injected biologic therapies and non-injectable systemic therapies. In addition, we are aware of several companies with product candidates in development for the treatment of patients with psoriasis, including Sotyktu, which is an oral TYK2 inhibitor recently approved by the FDA. With respect to VTX002, if approved, it would compete with a number of companies developing product candidates, as well as Zeposia (ozanimod), which is an S1PR modulator marketed by BMS. With respect to VTX2735, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including Inzomelid and Somalix being developed by Roche. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

As of December 31, 2022, we are actively enrolling three distinct Phase 2 trials with VTX958 for patients with moderate to severe plaque psoriasis, active psoriatic arthritis and moderately to severely active Crohn’s disease. In addition, we are conducting an ongoing Phase 2 trial with VTX002 in patients with moderately to severely active ulcerative colitis. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

Events that may prevent successful or timely initiation or completion of clinical development include:

▪
regulators or Institutional Review Boards, or IRBs, may not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators or IRBs may require that we modify or amend our clinical trial protocols;
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
▪
the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries (e.g., Australia, Poland, Germany, Belgium, Georgia, Hungary, Israel and Italy);
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

If unacceptable toxicities or side effects arise in the development of our product candidates, IRBs, DSMBs or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials, order our clinical trials to be placed on clinical hold, or deny approval of our product candidates for any or all targeted indications. The FDA or comparable foreign regulatory authorities may also require additional data, clinical, or pre-clinical studies if unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. Toxicities associated with our clinical trials and products may also negatively impact our ability to conduct clinical trials in larger patient populations, such as in patients that have not yet been treated with other therapies or have not yet progressed on other therapies.

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
▪
our reputation may suffer.

In particular, following the FDA’s review of a large randomized safety clinical trial of tofacitinib, a JAK inhibitor approved for the treatment of rheumatoid arthritis and UC, the FDA has determined there is an increased risk of serious heart-related events such as heart attack or stroke, blood clots, cancer and death associated with Xeljanz and Xeljanz XR (tofacitinib), and has issued black box warnings for certain JAK inhibitors in the same drug class as Xeljanz, including Olumiant (baricitinib) and Rinvoq (upadacitinib). The FDA approved Sotyktu (deucravacitinib), a TYK2 inhibitor, on September 9, 2022. While the FDA did not require a black box warning in Sotyktu's label, if the FDA considers other TYK2 inhibitors, a member of the JAK family, to have similar safety concerns as other JAK inhibitors, or if new data indicate potential safety concerns with TYK2 inhibitors, then the FDA may issue black box warnings for TYK2 inhibitors, which may limit market acceptance of VTX958, our lead TYK2 inhibitor, if approved, and could negatively impact the future commercial prospects of VTX958.

If any of the foregoing events occur, it could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if one or more of our product candidates prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our net operating loss carryforwards may expire and not be used. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $27.9 million. Our U.S. federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, are not subject to expiration under the Internal Revenue Code of 1986, as amended, or the “Code”. The deductibility of U.S. federal net operating losses arising in taxable years beginning after December 31, 2017, is limited to 80% of our current year taxable income. Additionally, our ability to use any net operating loss carryforwards to offset taxable income in the future will also be limited under Section 382 of the Code, if we undergo an “ownership change” (generally defined as a cumulative change in ownership by “5-percent shareholders” of more than 50% within a rolling three-year period).

We may have experienced ownership changes in the past and, although we do not believe that we experienced an ownership change in connection with our listing on the Nasdaq Global Select Market, any such ownership change could result in increased future tax liability. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in jurisdictions in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

For example, U.S. federal income tax legislation signed into law in 2017 referred to as the Tax Cuts and Jobs Act, is highly complex, is subject to interpretation, and contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, significant additional limitations on the deductibility of interest, substantial revisions to the taxation of international operations, and limitations on the use of certain net operating losses. Beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code.

In addition, in 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. Given its recent pronouncement, it is unclear at this time what, if any, impact the IRA will have on our tax rate and financial results. We will continue to evaluate the IRA’s impact (if any) as further information becomes available.

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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. The Council of the European Union has adopted the global corporate 15% minimum tax as provided for in Pillar Two and has directed EU member states to implement legislation enacting Pillar Two by December 31, 2023. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is possible that we will have to pay higher taxes in countries where such rules are applicable.

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
▪
unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization; and
▪
if the COVID-19 pandemic continues or another pandemic occurs, it may negatively impact our ability to establish commercial operations, educate and interact with healthcare professionals, and successfully launch our product on a timely basis.

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

We are dependent upon information technology systems, infrastructure and data. In the ordinary course of our business, we directly or indirectly collect, use, generate, transfer, disclose, maintain, dispose of, or otherwise process (collectively, “Process” or “Processing”) sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third-party service providers. The secure Processing of this information is critical to our operations. Our obligations under applicable laws, regulations, contracts, industry standards, and other documentation may include maintaining the confidentiality, integrity, and availability of such data in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and restrictions on the use and disclosure of such data. These obligations create potential liability to regulators, business partners, personnel, and other relevant stakeholders. The multitude and complexity of our computer systems and those of our CROs, CMOs, clinical sites or other contractors or consultants make them inherently vulnerable to service interruption or destruction, malicious intrusion attempts and other attacks, and random attacks. Security breaches or incidents, whether resulting from inadvertent or intentional acts or omissions by third-party service providers, employees, contractors or others pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, business partners, or others could have been and may be exposed to unauthorized persons or to the public or otherwise lost, destroyed, altered, disclosed, disseminated, damaged, or otherwise Processed without authorization.

Although we take measures designed to protect such information from unauthorized Processing, our internal computer systems and those of our CROs, CMOs, clinical sites and other contractors and consultants are vulnerable to cyberattacks, computer viruses, bugs or worms, and other attacks by computer hackers, cracking, application security attacks, social engineering, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks (such as credential stuffing), extortion, and intentional disruptions of service; computer and network vulnerabilities or the negligence and malfeasance of individuals with authorized access to our information, failure or damage from natural disasters, terrorism, war, fire and telecommunication and electrical failures. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive customer information), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Third parties may also attempt to fraudulently induce our employees, contractors, consultants, or third-party service providers into disclosing sensitive information such as usernames, passwords, or other information or otherwise compromise the security of our computer systems, networks, and/or physical facilities in order to gain access to our data. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups, such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Additionally, some of our employees are working remotely, which may pose additional data security risks. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners, vendors, CROs, CMOs, clinical sites and other contractors and consultants will prevent service interruptions, or identify breaches or incidents in our or their systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. Furthermore, we may not have adequate insurance coverage to protect us from, or adequately mitigate, liabilities or costs resulting from security breaches and incidents. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

Outbreaks of epidemic, pandemic or contagious diseases, such as the COVID-19 pandemic, may significantly disrupt our operations and adversely affect our business, financial condition, results of operations and prospects. In March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic as the novel coronavirus continues to spread throughout the world. The spread of this COVID-19 pandemic has caused significant volatility and uncertainty in the U.S. and international markets and has resulted in increased risks to our operations. Recently, President Biden announced that the administration intends to end the

COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

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

Numerous laws and legislative and regulatory initiatives at the federal and state levels address privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California has enacted legislation—the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our Processing of personal information depending on the context. Further, California voters approved the California Privacy Rights Act of 2020, or CPRA, in November 2020. The CPRA went into effect on January 1, 2023. The CPRA, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Other states, including Colorado, Virginia, Utah, and Connecticut, have considered or have enacted legislation similar to the CCPA and CPRA. These developments create the possibility for a patchwork of overlapping but different state laws, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business.

There are also various laws and regulations in other jurisdictions relating to privacy, data protection, and security. For example, the European Union, or EU, member states, the United Kingdom and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations on us. Moreover, the EU Data Protection Directive, which formerly governed the collection, Processing and other use of personal health or other data in the EU, was replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to such individuals, the security and confidentiality of the personal data, data breach notification, the adoption of appropriate privacy governance, including policies, procedures, training and audits, and the use of third-party processors in connection with the Processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S. In July 2020, in its Schrems II ruling, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield data transfer mechanism, limiting how organizations could lawfully transfer personal data from the EEA to the U.S. Other data transfer mechanisms such as the Standard Contractual Clauses approved by the European Commission have faced challenges in European courts (including being called into question in Schrems II), may require additional risk analysis and supplemental measures to be used, and may be challenged, suspended or invalidated. In addition, the European Commission provided updated versions of the Standard Contractual Clauses in June 2021 that are required to be implemented. These and other developments relating to cross-border transfers of personal data may cause us to have to make further expenditures on local infrastructure, limit our ability to Process personal data, change internal business processes or otherwise affect or restrict sales and operations. Notably, the GDPR provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant entity, whichever is greater.

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

In addition to our legal obligations, our contractual obligations relating to privacy, data protection and data security have become increasingly stringent. Furthermore, we may make numerous statements in our privacy policies and in our marketing materials providing assurances about the security of our data. If any of these statements prove to be untrue or are perceived as untrue, even through circumstances beyond our reasonable control, we may face claims, investigations or other proceedings by the U.S. Federal Trade Commission, state and foreign regulators, our customers and private litigants.

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

If we lose members of our senior management for a short or an extended time, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our chief executive officer, Dr. Raju Mohan.

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

As of December 31, 2022, we had 58 full-time employees, compared to 27 full-time employees as of December 31, 2021, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations

Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy, time-consuming and unpredictable, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We have not previously submitted an NDA to the FDA, or similar approval filings to comparable foreign authorities. NDAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for NDAs for each desired indication. Our current beliefs regarding the registration pathway for our product candidates are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Further, enrollment in our trials may need to be further adjusted based on future feedback from the FDA or other regulatory agency input, which could result in significant delays to our currently anticipated timeline for development and approval of our product candidates or prevent their approval entirely.

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

Our product candidates are in the early stages of development. We are actively enrolling three distinct Phase 2 trials with VTX958 for patients with moderate to severe plaque psoriasis, active psoriatic arthritis and moderately to severely active Crohn’s disease. In addition, we initiated a Phase 2 trial with VTX002 in the fourth quarter of 2021 in patients with moderately to severely active ulcerative colitis. We also initiated a Phase 2 proof-of-concept trial for VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients in the first quarter of 2023 and continue to evaluate additional indications for clinical development. Furthermore, we nominated VTX3232, our lead CNS-penetrant NLRP3 inhibitor, as a clinical development candidate in the fourth quarter of 2021 and plan to initiate a Phase 1 trial of VTX3232 in healthy volunteers in the first half of 2023. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of VTX958, VTX002, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, VTX958, VTX002 and VTX2735 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of VTX958, VTX002 and VTX2735 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, and staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic, travel restrictions, or staffing shortages, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and disruptions could potentially impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry, including heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In an effort to curb Medicare Patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs, as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the biopharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.

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

We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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
▪
whether the patent applications that we own will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries; and/or
▪
whether we may experience patent office interruption or delays to our ability to timely secure patent coverage to our product candidates.

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

In addition, the European Unified Patent Court (“UPC”) recently announced that beginning with a revised June 1, 2023 start date, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent that will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including but not limited to:

▪
volatility and instability in the financial markets and capital markets, including any impact of adverse developments effecting the financial services industry, such as those based on liquidity constraints or concerns;
▪
announcements of the results of clinical trials by us, our collaborators or our competitors, or positive or negative developments with respect to similar products, including those being developed by our collaborators or our competitors;
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
▪
sales of our common stock by us, our insiders, or other stockholders, or the perception or anticipation thereof;
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

From October 21, 2021 until March 20, 2023, the closing price of our common stock has ranged from a low of $10.00 to a high of $46.65. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

If the market price of our common stock were to decline further in the future at a specific measurement time period that impacts our public float calculation, we could potentially lose our status as a well-known seasoned issuer and suffer negative consequences. If we do not qualify as a well-known seasoned issuer, we will not be able to file automatic shelf registration statements on Form S-3ASR and enjoy the benefits associated with such registration statements, such as automatic effectiveness immediately upon filing, permitting companies to omit more information from the base prospectus than permitted for other shelf registration statements, allowing companies to register unspecified amounts of securities and doing so without allocating among securities or between primary and secondary offerings, and permitting companies to pay filing fees on a “pay-as-you-go” basis at the time of each takedown from the shelf registration statement. The loss of status as a well-known seasoned issuer may also impact the views or perceptions of investors and analysts and may influence investors’ willingness to purchase or hold our securities or analysts’ recommendations regarding our securities.

Subject to various spending levels approved by our board of directors, our management will have broad discretion in the use of the net proceeds from our capital raises and may not use them effectively.

Our management will have broad discretion in the application of the net proceeds from our capital raises and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest bearing cash accounts, short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

As of December 31, 2022, we had 56,980,845 outstanding shares of common stock. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

On December 20, 2022, we filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units. Each time we offer to sell securities under the registration statement, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered. The shelf registration statement became automatically effective upon filing and is valid for three years.

In order to raise additional capital, we may sell shares of common stock under our Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. As of March 2023, the Company has issued and sold 1,176,470 shares of common stock through the Sales Agreement.

In addition, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of 14,522,111 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans.

Shares registered under the registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitation applicable to affiliates and the lock-up agreements described above.

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

Our existing directors and executive officers and related entities hold a significant portion of our common stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2022, our executive officers and directors and related entities beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

These exclusive forum provisions may (i) increase the costs for an investor and/or (ii) limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find either exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are an “emerging growth company,” as defined in the JOBS Act, and will remain an “emerging growth company” until the earliest to occur of (1) the last day of the fiscal year in which our annual gross revenue is $1.235 billion or more, (2) the last day of 2026, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period. For as long as we remain an “emerging growth company,” we are permitted and intend to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

In addition, we are also a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $700 million as of June 30, 2022 and our annual revenue was less than $100 million during the fiscal year ended December 31, 2022. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30th in the most recently completed fiscal year, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30th in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Additionally, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Unfavorable global economic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, results of operations, or prospects.

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

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease 9,801 square feet of office space for our headquarters in Encinitas, California. The corresponding leases have terms through June 2026.

We also lease 2,153 square feet of office and laboratory space in Ghent, Belgium. The corresponding lease has a term through June 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “VTYX”.

Stockholders

As of March 20, 2023, we have 58,214,115 shares of common stock outstanding held by 38 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Sales of Unregistered Securities

There were no sales of unregistered securities by us during the fourth quarter of 2022 that were not previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. Our lead clinical product candidate, VTX958, is a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor. In August 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX958 in healthy volunteers. We are actively enrolling three distinct Phase 2 trials with VTX958 for patients with moderate to severe plaque psoriasis, active psoriatic arthritis and moderately to severely active Crohn’s disease. We expect to report topline data from the Phase 2 trial of VTX958 in psoriasis in the fourth quarter of 2023, while topline Phase 2 data for VTX958 in psoriatic arthritis and Crohn’s disease are expected in 2024. In addition, we are developing VTX002, a sphingosine 1 phosphate receptor (S1P1R) modulator in Phase 2 development for patients with moderately to severely active ulcerative colitis (UC). We initiated a Phase 2 trial with VTX002 in the fourth quarter of 2021 in patients with moderately to severely active ulcerative colitis and topline data are expected in the second half of 2023. Our third product candidate, VTX2735, is a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor. In June 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX2735 in healthy volunteers. We initiated a Phase 2 proof-of-concept trial for VTX2735 in cryopyrin-associated periodic syndrome (CAPS) patients in the first quarter of 2023 and continue to evaluate additional indications for clinical development. In addition to VTX2735, we nominated VTX3232, our lead CNS-penetrant NLRP3 inhibitor, as a clinical development candidate in the fourth quarter of 2021. We plan to initiate a Phase 1 trial of VTX3232 in healthy volunteers in the first half of 2023. See Part I, Item 1 of this Annual Report on Form 10-K for further information about our business and product candidates.

We were incorporated in November 2018. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital and identifying our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings. We do not have any products approved for sale and have not generated any revenue from product sales.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $108.4 million and $83.7 million for the years ended December 31, 2022 and December 31, 2021, respectively. We had an accumulated deficit of $226.2 million as of December 31, 2022. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

September 2022 Private Placement

On September 20, 2022, we issued and sold 5,350,000 shares of common stock through a private placement to certain qualified institutional buyers and institutional accredited investors. The common stock had a purchase price of $33.00 per share for aggregate gross proceeds of approximately $176.6 million. We received approximately $165.2 million in net proceeds after deducting fees to the placement agents and other offering expenses payable by the Company.

October 2021 Initial Public Offering

The registration statement on Form S-1 (Registration Statement) related to our initial public offering (IPO) was declared effective on October 20, 2021, and our common stock began trading on the Nasdaq Global Select Market (Nasdaq) on October 21, 2021. In our IPO, we issued and sold an aggregate of 10,893,554 shares of our common stock, including 1,420,898 shares sold pursuant to the underwriters’ over-allotment option, at a public offering price of $16.00 per share. We received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions of $12.2 million and other offering expenses of $3.3 million.

ATM Sales Agreement

In December 2022, we entered into an Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. We have no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. No sales had been made pursuant to the Sales Agreement as of December 31, 2022.

In February 2023, we issued and sold 1,176,470 shares of common stock through the Sales Agreement. The common stock had an average purchase price of $42.50 per share for aggregate gross proceeds of $50.0 million. We received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us.

February 2021 Asset Acquisitions

In connection with our Series A and Series A-1 Convertible Preferred Stock financing, in February 2021, we acquired all of the outstanding equity and convertible debt interests of Oppilan Pharma, Ltd. (Oppilan) and Zomagen Biosciences, Ltd. (Zomagen) (the Asset Acquisitions). Certain investors of Oppilan and Zomagen are also investors of the Company and are considered related parties. Details of the Asset Acquisitions are as follows:

•
Pursuant to the terms of the Share Purchase Agreement (the Oppilan Purchase Agreement), upon closing, we issued to the shareholders of Oppilan 360,854 shares of our common stock valued at $3.06 per share, 4,049,143 shares of our Series A-1 Convertible Preferred Stock valued at $3.06 per share and options to purchase 75,955 shares of our common stock valued at a weighted average fair value of $1.86 per share in exchange for all of the outstanding equity interests of Oppilan. Oppilan’s lead candidate, VTX002, is a modulator of the S1P1 receptor that has a unique pharmacokinetic and pharmacodynamic profile and is described elsewhere in this report.

•
Pursuant to the terms of the Share Purchase Agreement (the Zomagen Purchase Agreement), upon closing, we issued to the shareholders of Zomagen 457,944 shares of our common stock valued at $3.06 per share, 2,003,768 shares of our Series A-1 Convertible Preferred Stock valued at $3.06 per share and options to purchase 30,483 shares of our common stock valued at a weighted average fair value of $2.87 per share in exchange for all of the outstanding equity interests of Zomagen. Zomagen’s lead candidate, VTX2735, is a peripheral NLRP3 inhibitor and is described elsewhere in this report.

The fair value of the total cost of the Asset Acquisitions was $14.0 million and $7.8 million for Oppilan and Zomagen, respectively. The excess of the cost of the acquisition over the net assets acquired was $12.8 million and $8.9 million for Oppilan and Zomagen, respectively. We determined that there was no alternative future use of the in-process research and development (IPR&D) assets acquired from either acquisition. In accordance with the accounting for asset acquisitions, the excess of the cost of the acquisition over the net assets acquired was expensed as IPR&D at the respective acquisition date. For the year ended December 31, 2021, we recorded the excess IPR&D costs of $21.7 million in research and development costs within our consolidated statements of operations and comprehensive loss.

February 2021 and September 2021 Sales of Convertible Preferred Stock

On February 26, 2021, we received gross proceeds of $57.3 million in cash in connection with our Series A Convertible Preferred Stock (Series A Preferred Stock) financing from various related party investors. The Series A purchase agreement allowed the original investors to purchase an additional 6,250,504 shares of Series A Convertible Preferred Shares (the Additional Shares), on the same terms and conditions as the original issuance at the original issue price of $9.12 per share (the Second Closing or Tranche Liability) upon the election of at least a majority of the then outstanding shares. On June 10, 2021, the Series A Preferred Stock investors exercised their right to purchase the Additional Shares, and we received an additional $57.0 million in proceeds in the second closing of the Series A Preferred Stock financing.

On February 26, 2021, we issued 4,049,143 and 2,003,768 shares of Series A-1 Convertible Preferred Stock (Series A-1 Preferred Stock) to the former equity and debt security holders of Oppilan and Zomagen, respectively. Additionally, on February 26, 2021, we issued 12,713,585 shares of Series A-1 Preferred Stock upon the conversion of the convertible promissory notes and convertible SAFE notes with a principal amount outstanding of $9.8 million.

On September 9, 2021, we received gross proceeds of $51.0 million in cash in connection with our Series B Convertible Preferred Stock (Series B Preferred Stock) financing from various related party investors.

In connection with the closing of the IPO, all 12.5 million outstanding shares of Series A Preferred Stock, 18.8 million outstanding shares of Series A-1 Preferred Stock and 4.0 million shares of Series B Preferred Stock converted into an aggregate of 35.3 million shares of common stock.

Impact of COVID-19 and Other Macroeconomic Factors

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

In addition, economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

Financial Operations Overview

Revenues

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. We may also generate revenues in the future from payments or royalties associated with potential partnering or collaboration agreements, but have no plans to enter into such arrangements at this time.

Research and Development Expenses

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates. Direct research and development costs include external research and development expenses incurred under agreements with contract research organizations, consultants and other vendors that conduct our preclinical and clinical activities, expenses related to manufacturing our product candidates for preclinical and clinical studies, laboratory supplies and license fees. Indirect research and development costs include personnel-related expenses, consisting of employee salaries, payroll taxes, bonuses, benefits and stock-based compensation charges for those individuals involved in research and development efforts. Costs incurred in our research and development efforts are expensed as incurred.

We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate personnel costs, other internal costs or certain external consultant costs to specific product candidates or development programs. These costs are included in unallocated research and development expenses. The following table summarizes research and development expenses by product candidate or development program (in thousands):

	Year ended December 31,
	2022	2021
VTX958	$29,328	$12,522
VTX002	23,352	11,222
VTX2735	9,364	4,384
Unallocated research and development expenses	25,694	30,353
Total research and development expenses	$87,738	$58,481

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

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

▪
per patient trial costs;
▪
the number of trials required for approval;
▪
the number of sites included in the clinical trials;
▪
the countries in which the clinical trials are conducted;
▪
the length of time required to enroll eligible patients;
▪
the number of patients that participate in the clinical trials and the drop-out or discontinuation rates of such patients;

▪
the number of doses that patients receive;
▪
the cost of comparative agents used in clinical trials;
▪
potential additional safety monitoring or other studies requested by regulatory agencies;
▪
the duration of patient follow-up;
▪
the efficacy and safety profile of the product candidate; and
▪
establishing clinical manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully.

We do not expect any of our product candidates to be commercially available for the next several years, if ever.

General and Administrative Expenses

General and administrative expenses are related to legal and patent costs, finance, human resources and other administrative activities. These expenses consist primarily of legal expenses, personnel costs, including stock-based compensation expenses, outside services, management fees and other general and administrative costs.

We expect that our general and administrative expenses will increase for the foreseeable future as we expand operations, increase our headcount to support our continued research and development activities and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have also incurred, and expect to continue to incur, increased costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations and disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that regulatory approval of a product candidate appears likely, we expect to incur significant increases in our general and administrative expenses related to the sales and marketing of any approved product candidate.

Results of Operations

The amounts presented below for the year ended December 31, 2022 reflect the financial results of Ventyx Biosciences, Inc., and the financial results of our two wholly-owned subsidiaries, Oppilan and Zomagen, on a consolidated basis. The amounts presented below for the year ended December 31, 2021, reflect the financial results of Ventyx Biosciences, Inc., and the financial results of Oppilan and Zomagen from the acquisition date to December 31, 2021, on a consolidated basis.

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our consolidated results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021	Change
Operating expenses:
Research and development (includes related party amounts of $883 and $1,234, respectively)	$87,738	$58,481	$29,257
General and administrative (includes related party amounts of $0 and $124, respectively)	25,398	8,666	16,732
Total operating expenses	113,136	67,147	45,989
Loss from operations	(113,136)	(67,147)	(45,989)
Other (income) expense:
Interest income	(4,669)	(78)	(4,591)
Other (income) expense	(41)	51	(92)
Interest expense - related party	—	99	(99)
Change in fair value of notes and derivative - related party	—	11,051	(11,051)
Change in fair value of Series A tranche liability	—	5,476	(5,476)
Total other (income) expense	(4,710)	16,599	(21,309)
Net loss	(108,426)	(83,746)	(24,680)
Unrealized loss on marketable securities	(1,023)	(69)	(954)
Foreign currency translation	(42)	11	(53)
Comprehensive loss	$(109,491)	$(83,804)	$(25,687)

Research and Development Expense

Research and development expenses were $87.7 million and $58.5 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, most research and development expenses have been related to the development of VTX958, VTX002 and VTX2735.

For the year ended December 31, 2022, as compared to the year ended December 31, 2021, there was a net increase in research and development expenses of approximately $29.3 million. This increase was comprised of increases in costs between periods associated with the Phase 1 and Phase 2 trials for VTX958 of approximately $16.8 million, the Phase 2 trial for VTX002 of approximately $12.1 million, the Phase 1 trial for VTX2735 of approximately $5.0 million and IND enabling studies for VTX3232 of approximately $2.9 million. There were also increases in stock-based compensation expense of approximately $5.8 million and compensation-related expenses of approximately $6.1 million. Additionally, approximately $2.3 million of the increase between periods was attributable to professional service fees incurred and non-program specific discovery costs.

These increases between the years ended December 31, 2022 and 2021 were offset by a $21.7 million non-cash IPR&D expense associated with the acquisitions of Oppilan and Zomagen (as there was no alternative future use of the IPR&D assets acquired) which was recognized during the year ended December 31, 2021.

General and Administrative Expense

General and administrative expenses were $25.4 million and $8.7 million for the years ended December 31, 2022 and 2021, respectively. The increase of $16.7 million was primarily due to increased personnel costs, including stock-based compensation of approximately $8.0 million, compensation-related expenses of approximately $1.9 million and professional service fees of approximately $3.5 million, insurance costs of $1.6 million and other general and administrative expenses of approximately $1.7 million, including costs incurred associated with operating as a public company, investor relations and website costs, facility related costs, dues and subscriptions fees and franchise tax costs.

Other (Income) Expense

Other income was $4.7 million for the year ended December 31, 2022 and other expense was $16.6 million for the year ended December 31, 2021. During the year ended December 31, 2022, the other income recognized was primarily associated with interest earned on available-for-sale marketable securities and dividends received from our cash equivalents.

During the first quarter of 2021, in conjunction with the acquisitions of Oppilan and Zomagen, the convertible promissory notes (Convertible Notes) and Simple Agreements for Future Equity (SAFEs or Convertible SAFE Notes) converted into Series A and Series A-1 Preferred Stock, eliminating the fair value accounting associated with the Convertible Notes, SAFEs and the associated derivative liability. During the year ended December 31, 2021, we recognized a change in the fair value of the Series A tranche liability of approximately $5.5 million.

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

We issued SAFEs in 2019 and 2020 which we accounted for at fair value. We estimated the fair value of our SAFEs using a combination of probability analysis and Monte Carlo simulation methodology. Until their conversion into Series A Preferred Stock in February 2021, we adjusted the carrying value of our SAFEs to their estimated fair value at each reporting date, with the increases in fair value of the SAFEs recorded in our consolidated statements of operations and comprehensive loss.

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

During the year ended December 31, 2021, we recognized a change in the fair value of the change of control feature and the SAFEs of approximately $11.1 million and a change in the fair value of the Series A tranche liability of approximately $5.5 million.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through December 31, 2022, we have funded our operations primarily through the issuance of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. Additionally, in September 2022, through the closing of our private placement, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $356.6 million. As of the date of filing this Annual Report on Form 10-K, we have access to and control over all our cash, cash equivalents and marketable securities, notwithstanding the closure of Silicon Valley Bank.

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Future Funding Requirements

To date, we have generated no revenue and do not expect to generate revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Moreover, we expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of our product candidates, we may incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. Our expenses may increase substantially if and as we:

▪
continue research and development, including preclinical and clinical development of our existing product candidates;
▪
seek regulatory approval for our product candidates;
▪
seek to discover and develop additional product candidates;
▪
establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our product candidates for which we may obtain regulatory approval;
▪
seek to comply with regulatory standards and laws;
▪
maintain, leverage and expand our intellectual property portfolio;
▪
hire clinical, manufacturing, scientific and other personnel to support our product candidates;
▪
incur expenses related to development and future commercialization efforts;
▪
add personnel, financial and management information systems and personnel; and
▪
incur additional legal, accounting and other expenses in operating as a public company.

Based upon our current operating plan, we expect that our cash, cash equivalents and marketable securities as of December 31, 2022, will enable us to fund our operating expenses and capital expenditures requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Short-term liquidity needs of $0.5 million relate to future minimum lease payments. Long-term liquidity needs pertaining to our operating leases is approximately $1.3 million with our last minimum lease payment due in June 2026. Currently, we have no short-term or long-term purchase commitments.

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
▪
the costs of manufacturing, distributing and processing our product candidates;
▪
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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $356.6 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Year ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(98,771)	$(38,650)
Investing activities	$(74,931)	$(214,365)
Financing activities	$167,772	$323,551

Operating Activities

Net cash used in operating activities was $98.8 million for the year ended December 31, 2022 and was primarily due to our net loss of $108.4 million offset by $14.8 million for noncash items and a net decrease of $5.2 million in operating assets and liabilities. The noncash items included approximately $16.6 million for stock-based compensation expense and approximately $0.4 million for the amortization of operating right-of-use assets and depreciation expense, slightly offset by approximately $2.2 million for the net accretion/amortization of investments in available-for-sale marketable securities. The $5.2 million change in operating assets and liabilities was primarily attributable to an increase in accrued expenses and accounts payable of approximately $3.4 million, offset by an increase in prepaid expenses and other assets of approximately $8.3 million and a decrease in operating lease liabilities of approximately $0.3 million.

Net cash used in operating activities was $38.7 million for the year ended December 31, 2021 and was primarily due to our net loss of $83.7 million offset by $41.1 million for noncash items and a net increase of $4.0 million in operating assets and liabilities. The noncash items included $21.7 million for acquired IPR&D expense, $16.6 million due to the change in the fair value of related party notes, the associated derivative, and the Series A tranche liability, and $2.7 million from stock-based compensation expense. The $4.0 million change in operating assets and liabilities was primarily attributable to increases in accrued expenses of $6.0 million and accounts payable of $2.4 million, offset by an increase in prepaid expenses and other assets of $4.4 million.

Investing Activities

Net cash used in investing activities was $74.9 million for the year ended December 31, 2022 and was primarily related to the purchase of $347.2 million of investments in available-for-sale marketable securities, offset by $272.6 million in proceeds from maturities of available-for-sale marketable securities.

Net cash used in investing activities was $214.4 million for the year ended December 31, 2021 and was related to the purchase of $232.5 million of investments in available-for-sale marketable securities, partially offset by $16.5 million of proceeds from maturities of available-for-sale marketable securities and $1.9 million of net cash assumed in connection with the acquisitions of Oppilan and Zomagen.

Financing Activities

Net cash provided by financing activities was $167.8 million for the year ended December 31, 2022 and was attributable to approximately $165.4 million in net proceeds from the issuance of common stock from the private placement, $2.1 million in proceeds from the exercise of stock options, and $0.3 million in proceeds from the issuance of common stock under the 2021 Employee Stock Purchase Plan (ESPP).

Net cash provided by financing activities was $323.6 million for the year ended December 31, 2021 and was attributable to $164.2 million of proceeds from the issuance of our Series A and Series B Preferred Stock net of offering costs, $158.8 million of proceeds from the issuance of our common stock in connection with our IPO, net of underwriting discounts and commissions and offering expenses and $0.5 million of net proceeds from the issuance of SAFEs.

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

Accrued Clinical Trial and Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each consolidated balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each consolidated balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued clinical trial and research and development expenses include the costs incurred for services performed by our vendors in connection with clinical trial and research and development activities for which we have not yet been invoiced.

We base our expenses related to clinical trial and research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct clinical trials and research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical trial and research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future clinical trial or research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the

Black-Scholes option pricing model to determine the estimated fair value of our stock options granted, if any, during the years ended December 31, 2022 and 2021.

Common Stock Valuations

Prior to our IPO, there was no public market for our common stock and our board of directors determined the fair value of our common stock at the time of the grant of stock options and restricted stock awards by considering a number of objective and subjective factors, including:

▪
valuations of our common stock performed with the assistance of independent third-party valuation specialists;
▪
our stage of development and business strategy, including the status of research and development efforts of our platforms, programs and product candidates, and the material risks related to our business and industry;
▪
our results of operations and financial position, including our levels of available capital resources;
▪
the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
▪
the lack of marketability of our common stock as a private company;
▪
the prices of our convertible preferred stock sold to investors in arm’s length transactions and the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
▪
the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a sale of our company, given prevailing market conditions;
▪
trends and developments in our industry; and
▪
external market conditions affecting the life sciences and biotechnology industry sectors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, we implemented an integrated accounting and consolidation system. The implementation involved changes in processes and systems that required changes to our system of internal controls.

We reviewed the system as it was being implemented and the controls affected by the implementation of the new system and made appropriate changes to the affected internal controls during the implementation process.

Other than the described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financing reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the evaluation under this framework, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2022.

Item 9B. Other Information

The following information is provided in this Part II, Item 9B in lieu of disclosure under Item 5.02(e) of Form 8-K.

On January 6, 2023, the compensation committee of the board of directors (the “Compensation Committee”) approved increases in the base salaries for each of our named executive officers and our Chief Financial Officer for the fiscal year 2023, effective February 1, 2023. The Compensation Committee approved a 4% increase in the base salary of the following executive officers: (i) Raju Mohan from $575,000 to $598,000, (ii) Martin Auster from $439,875 to $457,470, (iii) Christopher Krueger from $439,875 to $457,470 and (iv) John Nuss from $439,875 to $457,470.

Our Compensation Committee adopted an annual bonus plan, as a subplan of our Executive Incentive Compensation Plan (the “Incentive Compensation Plan”), for our executive officers for the fiscal year ended December 31, 2022. Such annual bonus plan provided executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Compensation Committee. The Compensation Committee set the target award for each participating executive as a percentage of annual base salary, in accordance with each such executive’s confirmatory offer letter or employment letter, as applicable. Following the end of 2022, the Compensation Committee reviewed our attainment of the metrics and determined actual payouts, subject to upward or downward adjustment in its discretion. Pursuant to the annual bonus plan, the Compensation Committee approved the following cash incentive payments (the “2022 Cash Bonuses”) for the named executive officers and our Chief Financial Officer: (i) Raju Mohan received a 2022 Cash Bonus of $411,125, based on a bonus target of 55% of annual base salary and 130% achievement of target; (ii) Martin Auster received a 2022 Cash Bonus of $211,140, based on a bonus target of 40% of annual base salary and 120% achievement of target; (iii) Christopher Krueger received a 2022 Cash Bonus of $211,140, based on a bonus target of 40% of annual base salary and 120% achievement of target; and (iv) John Nuss received a 2022 Cash Bonus of $211,140, based on a bonus target of 40% of annual base salary 120% achievement of target.

Our Incentive Compensation Plan allows our compensation committee to grant incentive awards, generally payable in cash, to employees selected by our Compensation Committee, including our executive officers, based upon performance goals established by our Compensation Committee. Under our Incentive Compensation Plan, our Compensation Committee determines the performance goals applicable to any award, which goals may include, without limitation, goals related to research and development, regulatory milestones or regulatory-related goals, gross margin, financial milestones, new product or business development, operating margin, product release timelines or other product specific milestones, publications, cash flow, procurement, savings, internal structure, leadership development, project, function or portfolio-specific milestones, license or research collaboration agreements, capital raising, initial public offering preparations, patentability and individual objectives such as peer reviews or other subjective or objective criteria. The performance goals may differ from participant to participant and from award to award. The Compensation Committee administers our Incentive Compensation Plan and may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the discretion of the administrator. The administrator may determine the amount of any increase, reduction or elimination on the basis of such factors as it deems relevant, and it will not be required to establish any allocation or weighting with respect to the factors it considers. Actual awards generally will be paid in cash (or its equivalent) only after they are earned, and, unless otherwise determined by the administrator, to earn an actual award a participant must be employed by us through the date the actual award is paid. The Compensation Committee may reserve the right to settle an actual award with a grant of an equity award under our then-current equity compensation plan, which equity award may have such terms and conditions, including vesting, as the Compensation Committee determines. Payment of awards will occur as soon as practicable after they are earned, but no later than the dates set forth in our Incentive Compensation Plan. Our board of directors and our Compensation Committee have the authority to amend, suspend or terminate our Incentive Compensation Plan, provided such action does not impair the existing rights of any participant with respect to any earned awards.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

Code of Business Conduct and Ethics

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

Amended and Restated Bylaws

As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on December 12, 2022, our board of directors, upon recommendation of the nominating and governance committee, amended and restated our amended and restated bylaws, effective on December 12, 2022. The bylaws were amended and restated, among other things, to:

▪
revise the procedures and requirements for the nomination of directors and the submission of proposals for consideration at meetings of stockholders, including by adding a requirement that a stockholder seeking to nominate director(s) at a meeting of stockholders deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Securities Exchange Act of 1934, as amended, no later than five business days before the meeting;
▪
revise certain additional procedures related to stockholder meetings to conform to the provisions of the Delaware General Corporation Law, as recently amended (the “DGCL”);
▪
update various provisions regarding directors, Board committees and officers; and
▪
make various updates throughout to conform to current Delaware law (including the recent amendments to the DGCL) and to make ministerial changes, clarifications, and other conforming revisions.

The foregoing description is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is being filed herewith as Exhibit 3.2 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated December 12, 2022).

4.1

Amended and Restated Investors’ Rights Agreement, dated as of September 9, 2021, by and among the Registrant and certain of its Stockholders (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

4.2	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K, dated March 24, 2022).

4.4

Form of Registration Rights Agreement, dated September 17, 2022, by and among the Registrant and the Purchasers thereto (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.2+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.3+*	2021 Equity Incentive Plan and forms of agreements thereunder.

10.4+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

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

10.10

Lease, dated as of June 14, 2021, by and among Charlotta Partners, Inc., 9310 Towne Centre Drive Harrison-1, LLC and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.11

Master Services Agreement, dated as of January 17, 2019, by and between the Registrant and Bayside Pharma, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.12

Standard Multi-Tenant Office Lease, dated as of September 15, 2021, by and among Charlotta Partners, Inc., 9310 Towne Centre Drive Harrison-1, LLC and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.13+

Executive Chairperson Services Agreement, dated as of May 14, 2021, by and between Sheila Gujrathi, M.D. and the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, dated March 24, 2022).

10.14+

Employment Letter, dated May 5, 2022, by and between William J. Sandborn, M.D. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 9, 2022).

10.15+	Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated May 9, 2022).

10.16+*	Executive Incentive Compensation Plan.

10.17

Lease, dated April 25, 2022, by and between Charlotta Partners, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 15, 2022).

10.18

Form of Stock Purchase Agreement, dated September 17, 2022, by and among the Registrant and the Purchasers thereto (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022).

10.19

Open Market Sale AgreementSM, dated as of December 20, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 on the Registrant’s Registration Statement on Form S-3ASR, File No. 333-268909).

10.20+*	Outside Director Compensation Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Ventyx Biosciences, Inc.

Date: March 23, 2023	By:	/s/ Raju Mohan
Raju Mohan, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: March 23, 2023	By:	/s/ Martin Auster
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

Name	Title	Date

/s/ Raju Mohan	Chief Executive Officer and Director	March 23, 2023
Raju Mohan, Ph.D.	(Principal Executive Officer)

/s/ Martin Auster	Chief Financial Officer	March 23, 2023
Martin Auster, M.D.	(Principal Financial and Accounting Officer)

/s/ Sheila Gujrathi	Executive Chairperson	March 23, 2023
Sheila Gujrathi, M.D.

/s/ Onaiza Cadoret-Manier	Director	March 23, 2023
Onaiza Cadoret-Manier, M.B.A.

/s/ Allison J. Hulme	Director	March 23, 2023
Allison J. Hulme, Ph.D.

/s/ Somasundaram Subramaniam	Director	March 23, 2023
Somasundaram Subramaniam, M.B.A.

/s/ William White	Director	March 23, 2023
William White, J.D., M.P.P.

VENTYX BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ventyx Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ventyx Biosciences, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 23, 2023

Ventyx Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$64,819	$70,791
Marketable securities	253,122	187,785
Prepaid expenses and other assets (includes related party amounts of $47 and $29, respectively)	12,747	4,444
Total current assets	330,688	263,020
Property and equipment, net	407	254
Operating lease right-of-use assets	1,537	—
Marketable securities	38,672	28,148
Other long-term assets	96	60
Total assets	$371,400	$291,482
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,433	$4,661
Accrued expenses (includes related party amounts of $64 and $175, respectively)	9,514	7,622
Current portion of operating lease liabilities	412	—
Total current liabilities	16,359	12,283
Operating lease liabilities, net of current portion	1,146	—
Total liabilities	17,505	12,283
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at December 31, 2022 and December 31, 2021; 57,025,847 and 50,526,702 shares issued at December 31, 2022 and December 31, 2021, respectively; 56,980,845 and 50,408,830 shares outstanding at December 31, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	581,237	397,051
Accumulated other comprehensive loss	(1,123)	(58)
Accumulated deficit	(226,225)	(117,799)
Total stockholders' equity	353,895	279,199
Total liabilities and stockholders' equity	$371,400	$291,482

The accompanying notes are an integral part of these consolidated financial statements.

Ventyx Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021
Operating expenses:
Research and development (includes related party amounts of $883 and $1,234, respectively)	$87,738	$58,481
General and administrative (includes related party amounts of $0 and $124, respectively)	25,398	8,666
Total operating expenses	113,136	67,147
Loss from operations	(113,136)	(67,147)
Other (income) expense:
Interest income	(4,669)	(78)
Other (income) expense	(41)	51
Interest expense - related party	—	99
Change in fair value of notes and derivative - related party	—	11,051
Change in fair value of Series A tranche liability	—	5,476
Total other (income) expense	(4,710)	16,599
Net loss	(108,426)	(83,746)
Deemed dividend	—	(1,552)
Net loss attributable to common shareholders	$(108,426)	$(85,298)
Net loss	$(108,426)	$(83,746)
Unrealized loss on marketable securities	(1,023)	(69)
Foreign currency translation	(42)	11
Comprehensive loss	$(109,491)	$(83,804)
Net loss per share attributable to common shareholders, basic and diluted	$(2.07)	$(6.65)
Shares used to compute basic and diluted net loss per share attributable to common shareholders	52,471,003	12,825,598

The accompanying notes are an integral part of these consolidated financial statements.

Ventyx Biosciences, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

(in thousands, except share amounts)

										Accumulated		Total
	Series A Convertible		Series A-1 Convertible		Series B Convertible				Additional	Other		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2020	—	$—	—	$—	—	$—	2,059,157	$—	$1,847	$—	$(32,501)	$(30,654)
Issuance of preferred stock upon modification and conversion of notes	—	—	12,713,585	38,911	—	—	—	—	1,735	—	—	1,735
Acquisition of Oppilan and Zomagen	—	—	6,052,911	18,526	—	—	818,798	—	2,733	—	—	2,733
Issuance of preferred stock and common stock, net of legal fees	12,533,905	112,297	—	—	4,029,275	50,809	507,133	—	1,552	—	(1,552)	—
Conversion of tranche liability to Series A preferred stock and common stock	—	3,978	—	—	—	—	507,133	—	3,058	—	—	3,058
Conversion of preferred stock to common stock in connection with initial public offering	(12,533,905)	(116,275)	(18,766,496)	(57,437)	(4,029,275)	(50,809)	35,329,676	4	224,517	—	—	224,521
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and offering expenses	—	—	—	—	—	—	10,893,554	1	158,814	—	—	158,815
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	197,004	—	65	—	—	65
Vesting of restricted common stock	—	—	—	—	—	—	96,375	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,730	—	—	2,730
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(69)	—	(69)
Foreign currency translation	—	—	—	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	—	—	—	(83,746)	(83,746)
Balance at December 31, 2021	—	$—	—	$—	—	$—	50,408,830	$5	$397,051	$(58)	$(117,799)	$279,199
Issuance of common stock from private placement, net of issuance costs	—	—	—	—	—	—	5,350,000	1	165,213	—	—	165,214
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	959,066	—	2,110	—	—	2,110
Issuance of common stock upon vesting of restricted common stock	—	—	—	—	—	—	241,792	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	—	—	—	—	21,157	—	267	—	—	267
Adjustment to offering expenses in the initial public offering	—	—	—	—	—	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	—	—	—	—	16,570	—	—	16,570
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(1,023)	—	(1,023)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	—	—	—	—	(108,426)	(108,426)
Balance at December 31, 2022	—	$—	—	$—	—	$—	56,980,845	$6	$581,237	$(1,123)	$(226,225)	$353,895

The accompanying notes are an integral part of these consolidated financial statements.

Ventyx Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(108,426)	$(83,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123	30
Amortization of right-of-use assets - operating	347	—
Stock-based compensation	16,570	2,730
Accretion of marketable securities, net	(2,228)	—
Non-cash interest - related party	—	99
Change in fair value of notes and derivative - related party	—	11,051
Change in fair value of Series A tranche liability	—	5,476
Acquired in-process research and development	—	21,694
Changes in operating assets and liabilities:
Prepaid expenses and other assets (includes related party amounts of ($18) and ($29), respectively)	(8,336)	(4,386)
Operating lease liabilities	(326)	—
Accounts payable (includes related party amounts of $1 and ($238), respectively)	1,613	2,443
Accrued expenses (includes related party amounts of ($111) and $158, respectively)	1,892	5,959
Net cash used in operating activities	(98,771)	(38,650)
Cash flows from investing activities:
Acquisition of Oppilan and Zomagen, net of cash	—	1,899
Purchases of marketable securities, available-for-sale	(347,236)	(232,502)
Proceeds from maturities of marketable securities, available-for-sale	272,580	16,500
Purchases of property and equipment	(275)	(262)
Net cash used in investing activities	(74,931)	(214,365)
Cash flows from financing activities:
Proceeds from issuance of common stock from private placement, net of offering costs	165,398	—
Proceeds from issuance of Series A and Series B convertible preferred stock, net of offering costs	—	164,221
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering expenses	—	158,815
Proceeds from exercise of stock options	2,107	65
Proceeds from issuance of common stock under employee stock purchase plan	267	—
Proceeds from issuance of SAFE notes, net	—	450
Net cash provided by financing activities	167,772	323,551
Effect of exchange rates on cash	(42)	11
Net increase (decrease) in cash and cash equivalents	(5,972)	70,547
Cash and cash equivalents, beginning of year	70,791	244
Cash and cash equivalents, end of year	$64,819	$70,791

Supplemental disclosure for non-cash activities
Conversion of Series A, A-1 and B preferred stock to common stock in connection with initial public offering	$—	$224,521
Conversion of promissory and SAFE notes - related party	$—	$38,911
Stock issued for the acquisitions of Oppilan and Zomagen	$—	$21,260
Unpaid private placement offering costs	$184	$—

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

February 2021 Asset Acquisitions

On February 26, 2021, the Company closed a Series A and Series A-1 Convertible Preferred Stock financing for initial gross proceeds of $57.3 million. In connection with the financing the Company acquired the outstanding equity of Oppilan Pharma Ltd. (“Oppilan”) and Zomagen Biosciences Ltd. (“Zomagen”).

October 2021 Initial Public Offering

The Company’s registration statement on Form S-1 (“Registration Statement”) related to its initial public offering (“IPO”) was declared effective on October 20, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on October 21, 2021. In its initial public offering, the Company sold an aggregate of 10,893,554 shares of its common stock, including 1,420,898 shares sold pursuant to the underwriters’ over-allotment option, at a public offering price of $16.00 per share. The Company received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, from sales of its shares in the IPO.

In connection with the closing of the IPO, all 12.5 million outstanding shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), 18.8 million outstanding shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) and 4.0 million shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) converted into an aggregate of 35.3 million shares of common stock (Note 8).

September 2022 Private Placement

On September 20, 2022, the Company issued and sold 5,350,000 shares of common stock through a private placement. The common stock had a purchase price of $33.00 per share for aggregate gross proceeds of approximately $176.6 million. The Company received approximately $165.2 million in net proceeds after deducting fees to the placement agents and offering expenses payable by the Company.

Liquidity and Capital Resources

The Company has experienced net losses since inception and, as of December 31, 2022, had an accumulated deficit of $226.2 million. From incorporation in November 2018 through December 31, 2022, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital and identifying product candidates and conducting preclinical studies and clinical trial. Substantially all of the Company’s operations have been funded through debt and equity financings. The Company does not have any products approved for sale and has not generated any revenue from product sales.

At December 31, 2022, the Company had cash, cash equivalents, and marketable securities of $356.6 million. As of the date of filing this Annual Report on Form 10-K, the Company has access to and control over all its cash, cash equivalents and marketable securities, notwithstanding the closure of Silicon Valley Bank. Since the Company’s inception, the Company has incurred significant operating losses and, through the date of this report, has financed operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments.

Management expects to incur net losses for the foreseeable future. There can be no assurance that the Company will ever earn revenues or achieve profitability, or if achieved, that they will be sustained on a continuing basis. In addition, the preclinical manufacturing and clinical development activities, as well as the commercialization of the Company’s products, if approved, will require significant additional financing. The Company may be unable to secure such financing when needed, or if available, such financings may be under terms that are unfavorable to the Company or the current stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce the scope of, or eliminate development programs, which may adversely affect its business and operations.

Based on the Company’s current business plan, management believes that existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company’s obligations for at least twelve months from the issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The presentation of the Company’s consolidated financial statements as of and for the years ended December 31, 2022 and 2021 reflect the financial results of Ventyx Biosciences, Inc. and its acquired wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Significant estimates include, but are not limited to, estimates related to clinical trial prepaids and accruals, estimates related to prepaid and accrued research and development costs, fair value estimates related to available-for-sale marketable securities, estimates related to the measurement of operating lease right-of-use assets and operating lease liabilities, and determinations of the fair value of stock-based awards. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Risks and Uncertainties

The global COVID-19 pandemic and the related variants continue to rapidly evolve. The extent of the impact of the COVID-19 pandemic on the Company’s business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s operations and those of the Company’s CROs, third-party manufacturers and other third parties with whom the Company does business, as well as its potential impact on regulatory authorities and the Company’s ability to attract and retain key scientific and management personnel.

The Company is conducting business as usual, with necessary or advisable modifications, and management has modified business practices, including but not limited to, modifying employee travel and allowing office employees to work remotely. Management will continue to actively monitor the rapidly evolving situation related to COVID-19. The Company may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that management determines are in the best interests of employees and other third parties with whom the Company does business.

In addition, economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. The Company’s business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, the Company has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which operations will be impacted in the short and long term, or the ways in which such instability could impact business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

Segments

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition date to be cash equivalents. Cash equivalents are stated at fair value and have consisted of money market accounts, corporate debt securities and commercial paper.

Investments in Marketable Securities, Available-for-Sale

The Company maintains a portfolio of investments which have included U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities (“ABS”). The Company’s investments in marketable securities are available-for-sale securities and the marketable securities are reported at fair value. Investments in marketable securities with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments in marketable securities with contractual maturities of 12 months or greater at the balance sheet date are considered long-term investments. Unrealized gains and losses are included in accumulated other comprehensive loss, net of tax. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other (income) expense within the consolidated statements of operations and comprehensive loss.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period that any such determination is made. Calculating an impairment charge requires judgment. In making this judgment, the Company evaluates, among other items, the time frame and extent to which the fair market value of a security is less than its amortized cost and the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

Property and Equipment

The Company records property and equipment, which consists of laboratory equipment, furniture and fixtures, computer hardware and software and internal-use software, at cost less accumulated depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives which ranges from three to seven years.

The Company follows Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other, Internal-Use Software, (“ASC 350-40”) to account for development costs incurred for the costs of computer software obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Capitalized internal-use software costs are primarily comprised of direct labor, related expenses and initial software licenses. ASC 350-40 includes specific guidance on costs not to be capitalized, such as overhead, general and administrative and training costs. Internal-use software includes software utilized for cloud-based solutions as well as software for internal systems and tools. Costs are capitalized once the project is defined, funding is committed and it is confirmed the software will be used for its intended purpose. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. During the year ended December 31, 2022, the Company capitalized $0.2 million of internal-use software costs. No internal-use software costs were capitalized during the year ended December 31, 2021.

The Company evaluates its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and available-for-sale marketable securities. The Company maintains deposits in government insured financial institutions in excess of government insured limits. The Company invests its cash balances in financial institutions that it believes have high credit quality, has not experienced any losses on such accounts and does not believe it is exposed to significant credit risk. The Company purchases its available-for-sale marketable securities with financial institutions which management believes have high credit ratings. The Company performs periodic evaluations of the credit standing of the financial institutions for which it has marketable securities with. Additionally, the Company has adopted investment guidelines that limit the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be highly rated, thereby reducing credit risk exposure.

Deferred Offering Costs

The Company had deferred offering costs consisting of accounting and legal fees directly attributable to the preparation of the Company’s IPO Registration Statement. Costs were deferred until completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction against the proceeds received.

Fair Value of Financial Instruments

The Company follows ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the Financial Accounting Standards Board (“FASB”) with respect to fair value reporting for financial assets and liabilities. The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Financial assets and liabilities measured at fair value on a recurring basis include cash equivalents, marketable securities, the change of control derivative liability and the fair value of the Simple Agreements for Future Equity (“SAFEs” or “Convertible SAFE Notes”). None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company values its derivatives using a combination of probability analysis and Monte Carlo simulation or other acceptable valuation models. Derivative instruments are valued at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is reassessed at the end of each reporting period.

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

Debt Issuance Costs

Debt issuance costs incurred to obtain debt financing are deferred and are amortized over the term of the debt using the effective interest method. The costs are recorded as a reduction to the carrying value of the debt and are included in interest expense for the year ended December 31, 2021. During the year ended December 31, 2022, there was no debt financing obtained and therefore, no debt issuance costs were incurred.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for the Company’s annual periods beginning after 2023, with early adoption permitted. The Company will adopt this standard on January 1, 2023 and as the Company does not have material trade or financing receivables or held to maturity debt securities, the Company does not anticipate the adoption of this standard will have a material impact to the consolidated financial statements at adoption date.

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

Recently Issued Accounting Pronouncements Adopted

In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842). This guidance requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company adopted this standard effective January 1, 2022, using the modified retrospective transition method applied at the effective date of the standard. Results for reporting periods beginning after January 1, 2022 are presented under the new leasing standard, while prior period amounts were not retrospectively adjusted and will continue to be reported in accordance with the Company’s historic accounting treatment.

The new standard provides a number of optional practical expedients in transition. The Company elected to apply the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs for leases that existed prior to adoption of the new lease standard. The Company also elected to utilize the short-term lease recognition exemption for all leases that qualify and, for those leases that qualified, the Company does not recognize ROU assets or lease liabilities. Additionally, the Company elected not to separate lease and non-lease components for all classes of assets. Upon adoption, on the effective date of January 1, 2022, the Company recognized operating lease liabilities of approximately $1.4 million and corresponding operating lease right-of-use assets of approximately $1.4 million on the consolidated balance sheet. The Company does not have any finance leases.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$22,721	$—	$—	$22,721
Total cash equivalents	22,721	—	—	22,721
Marketable securities
U.S. Treasury securities	39,567	—	—	39,567
U.S. government agency securities	—	74,979	—	74,979
Corporate debt securities	—	2,990	—	2,990
Commercial paper	—	171,866	—	171,866
Asset backed securities	—	2,392	—	2,392
Total marketable securities	39,567	252,227	—	291,794
Total assets	$62,288	$252,227	$—	$314,515

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$23,712	$—	$—	$23,712
Corporate debt securities	—	975	—	975
Commercial paper	—	34,248	—	34,248
Total cash equivalents	23,712	35,223	—	58,935
Marketable securities
U.S. Treasury securities	28,148	—	—	28,148
Corporate debt securities	—	4,039	—	4,039
Commercial paper	—	176,735	—	176,735
Asset backed securities	—	7,011	—	7,011
Total marketable securities	28,148	187,785	—	215,933
Total assets	$51,860	$223,008	$—	$274,868

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid or other observable market data for identical or similar securities. During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

As of December 31, 2022 and 2021, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$39,989	$—	$(422)	$39,567
U.S. government agency securities	75,337	—	(358)	74,979
Corporate debt securities	3,005	—	(15)	2,990
Commercial paper	172,162	20	(316)	171,866
Asset backed securities	2,393	—	(1)	2,392
Total marketable securities	$292,886	$20	$(1,112)	$291,794

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$28,204	$—	$(56)	$28,148
Corporate debt securities	4,042	—	(3)	4,039
Commercial paper	176,742	17	(24)	176,735
Asset backed securities	7,014	—	(3)	7,011
Total marketable securities	$216,002	$17	$(86)	$215,933

All of the Company’s marketable securities as of December 31, 2022 have maturity dates of three years or less.

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

As of December 31, 2022, 37 available-for-sale marketable securities were in an unrealized loss position. Of the 37 available-for-sale marketable securities in an unrealized loss position, 32 had been in an unrealized loss position for less than 12 months and 5 had been in an unrealized loss position for greater than 12 months. The Company evaluated the securities individually for other-than-temporary impairment and considered the unrealized losses to be temporary in nature as the Company has no intent to sell these securities and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Additionally, each security remained at a high credit quality rating. The decline in market value was primarily attributable to an increase in interest rates during the year ended December 31, 2022. As such, the Company has classified the losses as temporary in nature.

At December 31, 2021, there were 26 available-for-sale marketable securities in an unrealized loss position, all of which had been in an unrealized loss position for less than 12 months, and the unrealized losses of each security were immaterial individually and in the aggregate.

Between February 2019 and December 2019, the Company issued convertible promissory notes (“Convertible Notes”) to certain related parties and amended the Convertible Notes in August 2020 (Note 6). The Convertible Notes contained a change in control feature which was determined to meet the definition of a derivative (“Change of Control Derivative Liability – Related Party”). Each reporting period, the Company remeasured the Change of Control Derivative Liability – Related Party to its estimated fair value. To determine the estimated fair value of the Change of Control Derivative Liability – Related Party, the Company used a combination of probability analysis and Monte Carlo simulation methodology. Probabilities were used to establish a distribution of time to a financing or change of control and the Monte Carlo simulation was used to forecast future equity values at the time of either event, which then were used to estimate the future values of the Convertible Notes upon conversion or payout upon either event. The key inputs to the Monte Carlo simulation included inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion into common shares at the conversion rate in the event of a change in control or major transaction (e.g., liquidity). Fair value measurements are highly sensitive to changes in these inputs and significant changes could have resulted in a significantly higher or lower fair value and resulting expense or gain.

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

The following table summarizes the activity of this Level 3 liability during the year ended December 31, 2021 (in thousands):

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

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Internal-use software	$188	$—
Laboratory equipment	142	134
Furniture and fixtures	104	98
Computer hardware and software	68	46
Property and equipment, gross	502	278
Less: accumulated depreciation	(95)	(24)
Property and equipment, net	$407	$254

During the year ended December 31, 2022, depreciation expense was approximately $0.1 million. Depreciation expense for the year ended December 31, 2021 was an immaterial amount.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development costs	$2,450	$3,893
Accrued clinical trial costs	1,235	1,025
Accrued payroll liabilities	4,208	2,373
Other accrued liabilities	1,557	156
Accrued related party liabilities	64	175
Total accrued expenses	$9,514	$7,622

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

Oppilan and Zomagen do not have an organized workforce that significantly contribute to their ability to create output. Additionally, substantially all of the fair value of the gross assets acquired were in-process research and development (“IPR&D”) intangible assets. The Company concluded that the acquisitions of Oppilan and Zomagen did not meet the definition of a business combination pursuant to FASB ASC 805, Business Combinations.

The fair value of the consideration provided in the acquisitions was $14.0 million and $7.8 million for Oppilan and Zomagen, respectively. The excess of the cost of acquisition over net assets acquired was $12.8 million and $8.9 million for Oppilan and Zomagen, respectively. Management determined that there was no alternative future use of the IPR&D assets acquired and, accordingly, the excess of the cost of the acquisition over the net assets acquired was expensed as IPR&D at the acquisition date. For the year ended December 31, 2021, we recorded the excess IPR&D costs of $21.7 million in research and development costs within the Company’s consolidated statements of operations and comprehensive loss.

The net assets (liabilities) acquired were as follows (in thousands):

	Oppilan	Zomagen	Total
Cash and cash equivalents	$1,748	$151	$1,899
Prepaid expenses and other assets	587	12	599
Property and equipment, net	10	6	16
Other long-term assets	—	7	7
Accounts payable	(453)	(349)	(802)
Accrued expenses	(722)	(854)	(1,576)
Net assets (liabilities) acquired	$1,170	$(1,027)	$143

The determination of the purchase price and related charge to IPR&D was as follows (in thousands):

	Oppilan	Zomagen	Total
Net assets (liabilities) acquired	$1,170	$(1,027)	$143
Fair value of shares issued	13,498	7,534	21,032
Transaction fees	370	207	577
Fair value of vested common stock options exchanged	141	87	228
Purchase price	14,009	7,828	21,837
Acquired IPR&D	$12,839	$8,855	$21,694

6. Debt – Related Party

Convertible Promissory Notes – Related Party

In August 2020, the Company and holders amended the then outstanding Convertible Notes with a principal amount due of $3.7 million to (i) extend the maturity dates to February 2022; (ii) remove interest requirements; (iii) amend the Change of Control feature (as specifically defined in the original Convertible Notes agreements); and (iv) add an optional conversion feature (the “Amended Notes”). The amended Change of Control feature required the Company to provide in a definitive acquisition agreement governing such event to provide that the holders would receive an aggregate of 69.75% of the proceeds that were otherwise payable or issuable to the Company equity holders in such event. The amended conversion feature allowed for, at the election of the holders, the right to convert the outstanding principal into an aggregate of 16,085,121 shares of fully paid and nonassessable shares of a newly created series of preferred stock of the Company, intended to represent 69.75% of the outstanding shares of capital stock of the Company on a fully-diluted basis.

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

At each balance sheet date, the Company remeasured the fair value of the Change of Control Derivative Liability – Related Party, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2020, the Company recorded an increase to the Change of Control Derivative Liability – Related Party of $16.8 million.

In February 2021, the Amended Notes converted into shares of the Company’s Series A-1 Preferred Stock issued in conjunction with the Oppilan and Zomagen acquisitions (Note 5). Upon conversion, the Company approved an in-substance amendment which allowed for the holders to receive shares based upon the change of control terms of the Amended Notes, even though a change of control, as defined in the Amended Notes agreement, had not been met. Management concluded that the amendment resulted in an instrument substantially different from the original, resulting in the overall transaction being accounted for as an extinguishment. The Company recorded a final fair value adjustment during the year ended December 31, 2021 of $6.9 million based on the estimated fair value as of the extinguishment date (Note 3). Upon extinguishment and conversion, the difference between the fair value of the Amended Notes and the Change of Control Derivative Liability – Related Party of $26.7 million and the fair value of securities received of $31.4 million, was recorded as a reduction of $4.7 million to additional paid-in capital, as the holders of the notes were related parties.

As of December 31, 2022 and 2021, the Company had no long-term debt outstanding.

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

9. Stockholders’ Equity

In September 2022, the Company issued and sold 5,350,000 shares of its common stock in a private placement at an offering price of $33.00 per share for aggregate gross proceeds of approximately $176.6 million. The Company received $165.2 million in net proceeds after deducting fees to the placement agents and offering expenses payable by the Company.

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 par value as of December 31, 2022 and 2021. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Prior to the Company’s IPO, the common stockholders were not entitled to vote on any amendment to the Second Amended and Restated Certificate of Incorporation that related solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled to vote thereon. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalents shares) as of December 31, 2022:

December 31,
2022
Issued and outstanding:
Stock options	7,592,856
Restricted stock awards	45,002
Restricted stock units	569,757
Authorized for future stock award grants:
2021 Equity Incentive Plan	1,195,138
2021 Employee Stock Purchase Plan	488,843
Total	9,891,596

2022 ATM Sales Agreement

In December 2022, the Company entered into an Open Market Sales AgreementSM (“Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company could offer and sell in an at-the-market offering, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. The Company has no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. No sales had been made pursuant to the Sales Agreement as of December 31, 2022.

10. Leases

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

In May 2022, the Company entered into a lease agreement to add office space to its existing lease in Encinitas, California. The non-cancellable lease commenced on June 1, 2022 and expires on June 30, 2026. The Company recognized operating lease liabilities of approximately $0.5 million and corresponding operating lease right-of-use assets of approximately $0.5 million on the consolidated balance sheet as of December 31, 2022. The office building leases do not contain renewal options.

In March 2021, the Company signed a three-year operating lease for a multi-function ventilated research laboratory and office space in Ghent, Belgium. The non-cancellable lease expires on June 30, 2024. This laboratory and office space lease includes two, two-year renewal options.

The Company’s leases have remaining terms ranging between two years to four years. The leases contain various termination options. The Company leases do not contain any residual value guarantees or material restrictive covenants.

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 3.4 years and 9.0%, respectively, at December 31, 2022.

During the year ended December 31, 2022, the Company recognized operating lease costs of $0.5 million and $0.1 million of variable lease costs during the period. In addition, the Company made cash payments of $0.5 million for operating leases during the year ended December 31, 2022, which are included in cash flows from operating activities in the consolidated statements of cash flows.

Supplemental cash flow information related to operating leases for the year ended December 31, 2022 is as follows (in thousands):

Year ended
December 31,
2022
Noncash activity:
Right-of-use assets obtained in exchange for operating lease liabilities in connection with adoption of new lease standard	$1,384
Right-of-use assets obtained in exchange for operating lease liabilities	$508

The Company’s right-of-use assets and lease liabilities were as follows at December 31, 2022 (in thousands):

December 31,
2022
Assets:
Operating lease right-of-use assets	$1,537
Liabilities:
Current portion of operating lease liabilities	412
Operating lease liabilities, net of current portion	1,146
Total lease liabilities	$1,558

Future minimum payments under non-cancellable leases as of December 31, 2022 were as follows (in thousands):

Years ending December 31,
2023	$531
2024	517
2025	502
2026	255
Total future minimum lease payments	1,805
Less: imputed interest	(247)
Present value of lease liabilities	1,558
Less: lease liabilities, current	(412)
Lease liabilities, net of current portion	$1,146

11. Stock-Based Compensation

Equity Incentive Plans

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

The number of common shares available for issuance under the 2021 Plan is 5,612,000 shares of common stock plus any common shares subject to stock options, restricted stock units or similar awards granted under the 2019 Plan that expire, are forfeited or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of common shares to be added to the 2021 Plan equal to 4,978,561 common shares. Additionally, shares available for issuance under the 2021 Plan increase on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year, equal to the lesser of 5,102,000 common shares, 5% of the outstanding common shares on the last day of the immediately preceding fiscal year, or such number of common shares determined by the board of directors. On January 1, 2023, the number of shares of common stock that may be issued under the 2021 Plan was automatically increased by 2,851,292 shares.

Options granted under the 2019 Plan and 2021 Plan (the “Plans”) generally vest over a period of between 2 and 4 years and expire 10 years from the grant date. As of December 31, 2022 and 2021, the Company had 6,161,504 and 5,612,000 shares, respectively, authorized for issuance under the Plans, and 1,195,138 and 3,799,570 shares, respectively, remained available for grant.

Total share-based compensation expense was comprised of the following (in thousands):

	Year ended December 31,
	2022	2021
Research and development	$6,619	$820
General and administrative	9,951	1,910
Total stock-based compensation expense	$16,570	$2,730

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	6,010,490	$6.83	9.27	$78,630
Granted	3,329,355	17.43
Exercised	(959,066)	2.20
Forfeited and cancelled	(787,923)	9.18
Outstanding as of December 31, 2022	7,592,856	$11.82	8.74	$159,929
Options vested and expected to vest as of December 31, 2022	7,592,856	$11.82	8.74	$159,929
Options exercisable as of December 31, 2022	2,497,174	$6.65	8.24	$65,285

The weighted average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $11.36 and $5.90 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the year ended December 31, 2022 and 2021 was $17.7 million and $2.2 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

Year ended December 31,
	2022	2021
Risk-free interest rate	0.9% - 4.4%	0.7% - 1.3%
Expected volatility	67.9% - 75.0%	75.0% - 80.0%
Expected term (in years)	0.3 - 10.0	5.0 - 10.0
Expected dividend yield	—	—

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury bonds with maturities similar to the expected term of the award being valued.

Expected volatility. Given the Company’s limited historical stock price volatility data, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Stock-based compensation expense related to stock options was $13.6 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company recorded incremental stock-based compensation expense of approximately $0.3 million pertaining to the modification of stock options in connection with the termination of two employees. The modification provided for an acceleration of unvested options, resulting in additional compensation expense that was immediately recognized. As of December 31, 2022, unrecognized stock-based compensation was $44.5 million which is expected to be recognized over the weighted average period of 2.8 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of 3 years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the years ended December 31, 2022 and 2021, the Company repurchased zero and 9,079 shares, respectively.

The following table summarizes restricted stock award activity for the year ended December 31, 2022:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2021	117,872	$2.80
Vested	(72,870)	2.41
Unvested balance as of December 31, 2022	45,002	$3.45

The Company records a liability for unvested restricted stock awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was immaterial as of December 31, 2022 and 2021. The total fair value of restricted stock awards vested during the years ended December 31, 2022 and 2021 was immaterial. As of December 31, 2022, there was approximately $0.1 million of unrecognized stock-based compensation cost pertaining to restricted stock awards that will be recognized over a weighted average period of 1.3 years.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of 4 years. The following table summarizes restricted stock unit activity for the year ended December 31, 2022:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Balance as of December 31, 2021	675,679	$14.78
Granted	63,000	24.56
Vested	(168,922)	14.78
Unvested balance as of December 31, 2022	569,757	$15.86

As of December 31, 2022, there was approximately $8.8 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

In October 2021, the board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) which became effective on October 19, 2021. The maximum number of shares of common stock that will be made available for sale under the ESPP is equal to 510,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP will be increased on the first day of each fiscal year, beginning with fiscal year 2023, in an amount equal to the lesser of 1,020,000 shares of common stock, 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or such number of common shares determined by the board of directors. On January 1, 2023, the number of shares of common stock that are available for sale under the ESPP was automatically increased by 570,258 shares.

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. During the year ended December 31, 2022, total stock-based compensation expense recognized related to the ESPP was $0.2 million. During the year ended December 31, 2021, total stock-based compensation expense recognized was an immaterial amount. Additionally, during the year ended December 31, 2022, a total of 21,157 shares of common stock were issued under the ESPP at an average per share price of $12.62. No shares were issued under the ESPP during the year ended December 31, 2021.

12. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Year ended December 31,
	2022	2021
(in thousands, except share and per share amounts)
Numerator:
Net loss	$(108,426)	$(83,746)
Deemed dividend	—	(1,552)
Net loss attributable to common shareholders	$(108,426)	$(85,298)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	52,471,003	12,825,598
Basic and diluted net loss per share attributable to common shareholders	$(2.07)	$(6.65)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at December 31, 2022 and 2021, because to do so would be anti-dilutive.

	Year ended December 31,
	2022	2021
Shares issuable upon exercise of stock options	7,592,856	6,010,490
Unvested restricted stock units	569,757	675,679
Unvested restricted stock awards	45,002	117,872
Shares purchasable under the 2021 Employee Stock Purchase Plan	11,294	8,281
Total	8,218,909	6,812,322

13. Employee Benefit Plan

Effective March 1, 2021, the Company assumed a defined contribution 401(k) plan from a related party—Kalika Biosciences, Inc. ("Kalika") (Note 15) for employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar quarter following the date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. No matching contributions were made by the Company as of December 31, 2021, since the adoption of the 401(k) plan.

In December 2021, the Company amended the 401(k) plan, effective February 15, 2022, and added a provision for an employer matching contribution in the amount of 50% of the first 8% of employee contributions to the 401(k) plan. In February 2022, the Company further amended the 401(k) plan, effective March 31, 2022, to adjust the vesting schedule related to the employer matching contributions. The vesting schedule for employer matching contributions was changed to a 3-year graded vesting schedule, with contributions vesting 35%, 70% and 100% at the ends of the first, second and third years of employment with the Company, respectively. Company contributions under the 401(k) plan were $0.2 million for the year ended December 31, 2022.

14. Income Taxes

Income tax expense for both domestic and foreign operations was immaterial for the years ended December 31, 2022 and 2021. We included income tax expense in other (income) expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021.

The amount of net loss before provision for income taxes for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year ended December 31,
	2022	2021
U.S. net loss before income taxes	$(52,073)	$(59,154)
Foreign net loss before income taxes	(56,353)	(24,592)
Net loss before income taxes	$(108,426)	$(83,746)

A reconciliation of the federal statutory rate to the effective tax rate for loss from continuing operations for the years ended December 31, 2022 and 2021 is as follows:

	Year ended December 31,
	2022	2021
% of pre-tax loss:
Statutory federal income tax rate	21.0%	21.0%
Convertible notes	0.0%	-4.1%
IPR&D	0.0%	-5.4%
Officers compensation limitation	-2.0%	0.0%
Stock compensation	2.0%	0.0%
Research and development credits	2.1%	0.0%
Other	2.9%	-0.8%
Valuation allowance	-26.0%	-10.7%
Effective income tax rate	0.0%	0.0%

Significant components of the deferred tax balances at December 31, 2022 and 2021 are presented below (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$29,180	$15,362
Stock compensation	1,995	445
Research and development credits	4,096	—
Research and development expenses	8,036	—
Unrealized loss on marketable securities	229	—
Other	1,777	737
Total gross deferred tax assets	45,313	16,544
Valuation allowance	(44,997)	(16,541)
Total deferred tax assets, net	316	3
Deferred tax liabilities:
Property and equipment	(10)	(3)
Operating lease right-of-use assets	(306)	—
Total deferred tax liabilities	(316)	(3)
Net deferred tax assets	$—	$—

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

For the years ended December 31, 2022 and 2021, the Company had federal net operating loss (“NOL”) carryforwards of $27.9 million and $26.7 million, respectively. The losses do not expire, but are limited to 80% utilization against taxable income. For the years ended December 31, 2022 and 2021, the Company had United Kingdom (“U.K.”) pre-trading expenditures of approximately $93.3 million and $39.0 million, respectively. Tax relief for pre-trading expenditures is generally limited to the expenditures incurred in the seven years prior to trade commencing.

Due to the Company's history of losses and uncertainty regarding future earnings, a valuation allowance has been recorded against the Company's deferred tax assets, as it is not more likely than not that such assets will be realized.

Pursuant to Internal Revenue Code (“IRC”) of 1986, as amended specifically IRC Section 382, the Company’s ability to use U.S. net operating loss carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 as of December 31, 2022. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining net operating loss carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted.

As of December 31, 2022, the Company had federal research and development tax credits of $4.1 million, that will begin to expire in 2039. At December 31, 2022, the Company had state research and development credits of $1.4 million, that do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2022 is as follows (in thousands):

December 31,
2022
Balance at beginning of period	$—
Increase related to prior year tax positions	348
Increase related to current year tax positions	860
Balance at end of period	$1,208

As of December 31, 2021, there were no significant unrecognized tax benefits. The Company accounts for its unrecognized tax benefits in accordance with ASC 740. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At December 31, 2022 and 2021, the Company did not recognize any interest and penalties. The amount of unrecognized tax benefit, if recognized and realized, that would affect the effective tax rate is $1.1 million as of December 31, 2022. The Company does not expect there would be unrecognized tax benefits that will significantly increase or decrease within 12 months of the reporting date.

The Company is not currently under tax examination in any tax jurisdiction. The Company’s tax years from inception are subject to examination in the U.S. and in the U.K. due to historical losses and tax attributes.

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

Expense recognized by the Company under the related party Support Services Agreements was as follows (in thousands):

	Year ended December 31,
	2022	2021
Research and development - Kalika	$—	$112
Research and development - Bayside	883	1,122
Total research and development - related party	$883	$1,234
General and administrative - Kalika	$—	$124
Total general and administrative - related party	$—	$124

At December 31, 2022 and 2021, the Company had accounts payable and accrued expenses due to related parties of $0.1 million and $0.2 million, respectively. At December 31, 2022 and 2021, the Company had an immaterial amount of prepaid expenses to related parties.

16. Subsequent Events

Sales under ATM Sales Agreement

In February 2023, the Company issued and sold 1,176,470 shares of common stock through the Sales Agreement. The common stock had an average purchase price of $42.50 per share for aggregate gross proceeds of $50.0 million. The Company received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by the Company.