Form 10-Q
period 2023-03-31
Ventyx Biosciences, Inc.
filed 2023-05-11
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 58,556,952 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$63,669	$64,819
Marketable securities	313,246	253,122
Prepaid expenses and other assets (includes related party amounts of $49 and $47, respectively)	10,136	12,747
Total current assets	387,051	330,688
Property and equipment, net	586	407
Operating lease right-of-use assets	1,436	1,537
Marketable securities	—	38,672
Other long-term assets	96	96
Total assets	$389,169	$371,400
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,552	$6,433
Accrued expenses (includes related party amounts of $240 and $64, respectively)	9,537	9,514
Current portion of operating lease liabilities	426	412
Total current liabilities	16,515	16,359
Operating lease liabilities, net of current portion	1,036	1,146
Total liabilities	17,551	17,505
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at March 31, 2023 and December 31, 2022; 58,385,787 and 57,025,847 shares issued at March 31, 2023 and December 31, 2022, respectively; 58,348,727 and 56,980,845 shares outstanding at March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	637,329	581,237
Accumulated other comprehensive loss	(561)	(1,123)
Accumulated deficit	(265,156)	(226,225)
Total stockholders' equity	371,618	353,895
Total liabilities and stockholders' equity	$389,169	$371,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended
	March 31,
	2023	2022
Operating expenses:
Research and development (includes related party amounts of $250 and $203, respectively)	$35,437	$17,409
General and administrative	7,115	5,338
Total operating expenses	42,552	22,747
Loss from operations	(42,552)	(22,747)
Other (income) expense:
Interest income	(3,622)	(132)
Other expense	1	117
Total other (income) expense	(3,621)	(15)
Net loss	$(38,931)	$(22,732)
Unrealized gain (loss) on marketable securities	539	(942)
Foreign currency translation	23	42
Comprehensive loss	$(38,369)	$(23,632)
Net loss per share, basic and diluted	$(0.68)	$(0.45)
Weighted average common shares outstanding, basic and diluted	57,638,923	50,585,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	56,980,845	$6	$581,237	$(1,123)	$(226,225)	$353,895
Issuance of common stock from at-the-market offering, net of commissions and offering expenses	1,176,470	—	48,408	—	—	48,408
Issuance of common stock upon exercise of stock options	183,470	—	1,117	—	—	1,117
Issuance of common stock upon vesting of restricted common stock	7,942	—	—	—	—	—
Stock-based compensation expense	—	—	6,567	—	—	6,567
Unrealized gain on marketable securities	—	—	—	539	—	539
Foreign currency translation	—	—	—	23	—	23
Net loss	—	—	—	—	(38,931)	(38,931)
Balance at March 31, 2023	58,348,727	$6	$637,329	$(561)	$(265,156)	$371,618

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	50,408,830	$5	$397,051	$(58)	$(117,799)	$279,199
Issuance of common stock upon exercise of stock options	298,414	—	86	—	—	86
Issuance of common stock upon vesting of restricted common stock	22,576	—	—	—	—	—
Adjustment to offering expenses in the initial public offering	—	—	26	—	—	26
Stock-based compensation expense	—	—	3,444	—	—	3,444
Unrealized loss on marketable securities	—	—	—	(942)	—	(942)
Foreign currency translation	—	—	—	42	—	42
Net loss	—	—	—	—	(22,732)	(22,732)
Balance at March 31, 2022	50,729,820	$5	$400,607	$(958)	$(140,531)	$259,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(38,931)	$(22,732)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	31	21
Amortization of right-of-use assets - operating	103	69
Stock-based compensation	6,567	3,444
Accretion of marketable securities, net	(2,078)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets (includes related party amounts of ($2) and ($5), respectively	3,758	5,099
Operating lease liabilities	(97)	(64)
Accounts payable (includes related party amounts of $0 and $305, respectively)	(91)	(1,782)
Accrued expenses (includes related party amounts of $176 and ($101), respectively)	(183)	3,219
Net cash used in operating activities	(30,921)	(12,726)
Cash flows from investing activities:
Purchases of marketable securities, available-for-sale	(108,835)	(68,675)
Proceeds from maturities of marketable securities, available-for-sale	90,000	52,210
Purchases of property and equipment	(60)	(38)
Net cash used in investing activities	(18,895)	(16,503)
Cash flows from financing activities:
Proceeds from issuance of common stock from at-the-market offering, net of commissions and offering expenses	48,455	—
Proceeds from exercise of stock options	216	86
Deferred offering costs	(25)	—
Net cash provided by financing activities	48,646	86
Effect of exchange rates on cash and cash equivalents	20	42
Net decrease in cash and cash equivalents	(1,150)	(29,101)
Cash and cash equivalents, beginning of period	64,819	70,791
Cash and cash equivalents, end of period	$63,669	$41,690

Supplemental disclosure for investing and financing non-cash activities:
Exercise of stock options	$1,043	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$149	$—
Unpaid deferred offering costs	$78	$—
Unpaid costs associated with the issuance of common stock from at-the-market offering	$46	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 reflect the financial results of Ventyx Biosciences, Inc. and its two wholly-owned subsidiaries, Oppilan Pharma Ltd (“Oppilan”) and Zomagen Biosciences Ltd. (“Zomagen”), on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the Company’s audited financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 and the notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2023.

The Company's significant accounting policies are detailed in “Note 2: Summary of Significant Accounting Policies” of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no changes to the Company's significant accounting policies from those disclosed in the annual report.

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023 or any future period.

Risks and Uncertainties

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused volatile changes to inflation globally. The Company’s business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, the Company has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which operations will be impacted in the short and long term, or the ways in which such instability could impact business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, geopolitical tensions, volatile changes to inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

The Company regularly reviews its investment portfolio to determine if any security is impaired, which would require the Company to record an impairment charge in the period that any such determination is made. Calculating an impairment charge requires judgment. In making this judgment, the Company evaluates, among other items, the time frame and extent to which the fair market value of a security is less than its amortized cost and the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

Deferred Offering Costs

The Company has deferred offering costs consisting of accounting and legal fees directly attributable to the Open Market Sales AgreementSM (“Sales Agreement”) with Jefferies LLC (“Jefferies”). Costs are deferred until shares are sold under the Sales Agreement, at which time they are reclassified to additional paid-in capital as a reduction against the proceeds received.

Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the Financial Accounting Standards Board (“FASB”) with respect to fair value reporting for financial assets and liabilities. The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Financial assets measured at fair value on a recurring basis include cash equivalents and marketable securities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity (“ASU 2020-06”), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher shareholder’s rights, and (3) whether collateral is required. In addition, this ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective or modified retrospective basis. The amendments within this ASU are effective for the Company’s fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted to fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The Company adopted this standard on January 1, 2023 and as the Company does not have material trade or financing receivables or held to maturity debt securities, and as management does not expect to incur credit losses on available-for-sale marketable debt securities held by the Company, the adoption of this standard did not have a material impact to the condensed consolidated financial statements at the adoption date.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$52,622	$—	$—	$52,622
Total cash equivalents	52,622	—	—	52,622
Marketable securities
U.S. Treasury securities	21,853	—	—	21,853
U.S. government agency securities	—	84,717	—	84,717
Commercial paper	—	204,260	—	204,260
Asset backed securities	—	2,416	—	2,416
Total marketable securities	21,853	291,393	—	313,246
Total assets	$74,475	$291,393	$—	$365,868

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$22,721	$—	$—	$22,721
Total cash equivalents	22,721	—	—	22,721
Marketable securities
U.S. Treasury securities	39,567	—	—	39,567
U.S. government agency securities	—	74,979	—	74,979
Corporate debt securities	—	2,990	—	2,990
Commercial paper	—	171,866	—	171,866
Asset backed securities	—	2,392	—	2,392
Total marketable securities	39,567	252,227	—	291,794
Total assets	$62,288	$252,227	$—	$314,515

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. There were no transfers into or out of Level 3 securities during the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$21,982	$—	$(129)	$21,853
U.S. government agency securities	84,978	11	(272)	84,717
Commercial paper	204,419	34	(193)	204,260
Asset backed securities	2,420	—	(4)	2,416
Total marketable securities	$313,799	$45	$(598)	$313,246

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$39,989	$—	$(422)	$39,567
U.S. government agency securities	75,337	—	(358)	74,979
Corporate debt securities	3,005	—	(15)	2,990
Commercial paper	172,162	20	(316)	171,866
Asset backed securities	2,393	—	(1)	2,392
Total marketable securities	$292,886	$20	$(1,112)	$291,794

All of the Company’s marketable securities as of March 31, 2023 have maturity dates of less than one year.

The Company reviews its marketable securities at each reporting date to determine if any security is impaired, which would require the Company to record an allowance for credit losses in that respective period. In making this judgment, the Company considers the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value and the duration and extent that the market value has been less than cost.

As of March 31, 2023, 33 available-for-sale marketable securities were in an unrealized loss position. Of the 33 available-for-sale marketable securities in an unrealized loss position, 29 had been in an unrealized loss position for less than 12 months and 4 had been in an unrealized loss position for greater than 12 months. As of December 31, 2022, 37 available-for-sale marketable securities were in an unrealized loss position. Of the 37 available-for-sale marketable securities in an unrealized loss position, 32 had been in an unrealized loss position for less than 12 months and 5 had been in an unrealized loss position for greater than 12 months.

The Company evaluated the securities individually for impairment and considered factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the security before its anticipating recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized losses are the result of a credit loss as of March 31, 2023 because the Company does not intend to sell these securities prior to maturity and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As such, the Company did not record an allowance for credit losses as of March 31, 2023. The decline in market value in the Company’s marketable securities was primarily attributable to an increase in interest rates during the three months ended March 31, 2023 and the year ended December 31, 2022.

Accrued interest receivable on available-for-sale marketable securities, included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets, was $1.0 million and $0.9 million at March 31, 2023 and December 31, 2022, respectively.

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Internal-use software	$188	$188
Laboratory equipment	145	142
Furniture and fixtures	162	104
Computer hardware and software	58	68
Construction in progress	161	—
Property and equipment, gross	714	502
Less: accumulated depreciation	(128)	(95)
Property and equipment, net	$586	$407

During the three months ended March 31, 2023 and 2022, depreciation expense was immaterial.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development costs	$3,746	$2,450
Accrued clinical trial costs	2,580	1,235
Accrued payroll liabilities	2,252	4,208
Other accrued liabilities	719	1,557
Accrued related party liabilities	240	64
Total accrued expenses	$9,537	$9,514

5. Commitments and Contingencies

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

6. Stockholders' Equity

ATM Sales Agreement

In December 2022, the Company entered into a Sales Agreement with Jefferies, as sales agent, pursuant to which the Company could offer and sell in an at-the-market offering, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. The Company has no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement.

In February 2023, the Company issued and sold 1,176,470 shares of common stock through the Sales Agreement. The common stock had an average purchase price of $42.50 per share for aggregate gross proceeds of $50.0 million. The Company received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by the Company.

September 2022 Private Placement

On September 20, 2022, the Company issued and sold 5,350,000 shares of common stock through a private placement to certain qualified institutional buyers and institutional accredited investors. The common stock had a purchase price of $33.00 per share for aggregate gross proceeds of approximately $176.6 million. The Company received approximately $165.2 million in net proceeds after deducting fees to the placement agents and other offering expenses payable by the Company.

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 par value as of March 31, 2023 and December 31, 2022. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalents shares) as of March 31, 2023:

March 31,
2023
Issued and outstanding:
Stock options	8,802,708
Restricted stock awards	37,060
Restricted stock units	765,280
Authorized for future stock award grants:
2021 Equity Incentive Plan	2,457,585
2021 Employee Stock Purchase Plan	1,059,101
Total	13,121,734

7. Leases

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

The Company’s leases have remaining terms ranging between one year to four years. The leases contain various termination options. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 3.2 years and 9.0%, respectively, at March 31, 2023.

During the three months ended March 31, 2023 and 2022, the Company recognized operating lease costs of $0.1 million, and an immaterial amount of variable lease costs in both periods. In addition, the Company made cash payments of $0.1 million for operating leases during the three months ended March 31, 2023 and 2022, which are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

The Company’s right-of-use assets and lease liabilities were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$1,436	$1,537
Liabilities:
Current portion of operating lease liabilities	426	412
Operating lease liabilities, net of current portion	1,036	1,146
Total lease liabilities	$1,462	$1,558

Future minimum payments under non-cancellable leases as of March 31, 2023 were as follows (in thousands):

Years ending December 31,
Remainder of 2023	$401
2024	517
2025	503
2026	255
Total future minimum lease payments	1,676
Less: imputed interest	(214)
Present value of lease liabilities	1,462
Less: lease liabilities, current	(426)
Lease liabilities, net of current portion	$1,036

8. Stock-Based Compensation

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

Options granted under the 2019 Plan and 2021 Plan (the “Plans”) generally vest over a period of between two and four years and expire ten years from grant date. As of March 31, 2022 and December 31, 2022, the Company had 9,018,173 and 6,161,504 shares, respectively, authorized for issuance under the Plans, and 2,457,585 and 1,195,138 shares, respectively, remained available for grant.

Total stock-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three months ended
	March 31,
	2023	2022
Research and development	$3,214	$1,195
General and administrative	3,353	2,249
Total stock-based compensation expense	$6,567	$3,444

Stock-based compensation expense by type of share-based award (in thousands):

	Three months ended
	March 31,
	2023	2022
Stock options	$5,504	$2,708
Restricted stock awards	27	29
Restricted stock units	999	655
Employee Stock Purchase Plan	37	52
Total stock-based compensation expense	$6,567	$3,444

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	7,592,856	$11.82	8.74	$159,929
Granted	1,776,554	34.73
Exercised	(183,470)	6.09
Forfeited and cancelled	(383,232)	24.09
Outstanding as of March 31, 2023	8,802,708	$15.94	8.75	$156,884
Vested and expected to vest as of March 31, 2023	8,802,708	$15.94	8.75	$156,884
Exercisable as of March 31, 2023	2,871,829	$7.63	7.99	$74,312

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $22.42 and $8.78 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $5.2 million and $3.6 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

	Three months ended
	March 31,
	2023	2022
Risk-free interest rate	3.5% - 4.8%	1.6% - 2.3%
Expected volatility	68.4%	75.0%
Expected term (in years)	0.4 - 10.0	6.0 - 10.0
Expected dividend yield	—	—

During the three months ended March 31, 2023, the Company recorded incremental stock-based compensation expense of approximately $0.1 million pertaining to the modification of stock options in connection with the termination of one employee. The modification provided for an acceleration of unvested options, resulting in a change in compensation expense that was immediately recognized. As of March 31, 2023, unrecognized stock-based compensation was $72.3 million which is expected to be recognized over the weighted average period of 2.9 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of three years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the three months ended March 31, 2023 and 2022, the Company did not repurchase any unvested shares.

The following table summarizes restricted stock award activity for the three months ended March 31, 2023:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2022	45,002	$3.45
Vested	(7,942)	3.45
Unvested balance as of March 31, 2023	37,060	$3.45

The Company records a liability for unvested restricted stock awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was immaterial as of March 31, 2023 and 2022. The total fair value of restricted stock awards vested during the three months ended March 31, 2023 and 2022 was immaterial. As of March 31, 2023, there was approximately $0.1 million of unrecognized stock-based compensation cost pertaining restricted stock awards that will be recognized over a weighted average period of 1.1 years.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of four years. The following table summarizes restricted stock unit activity for the three months ended March 31, 2023:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested Balance as of December 31, 2022	569,757	$15.86
Granted	203,511	$32.83
Forfeited	(7,988)	$32.18
Unvested balance as of March 31, 2023	765,280	$20.20

As of March 31, 2023, there was approximately $14.2 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 3.1 years.

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

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. During the three months ended March 31, 2023 and 2022, no shares were issued under the ESPP.

9. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2023	2022
Numerator:
Net loss	$(38,931)	$(22,732)
Denominator:
Weighted average common shares outstanding, basic and diluted	57,638,923	50,585,255
Net loss per share, basic and diluted	$(0.68)	$(0.45)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at March 31, 2023 and 2022, because to do so would be anti-dilutive:

	March 31,
	2023	2022
Shares issuable upon exercise of stock options	8,802,708	7,114,036
Unvested restricted stock units	765,280	675,679
Unvested restricted stock awards	37,060	95,296
Shares purchasable under the 2021 Employee Stock Purchase Plan	9,416	9,934
Total	9,614,464	7,894,945

10. Related Party Transactions

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

Expense recognized by the Company under the related party Support Services Agreement with Bayside was as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Research and development - Bayside	$250	$203
Total research and development - related party	$250	$203

At March 31, 2023 and December 31, 2022, the Company had accounts payable and accrued expenses due to related parties of $0.2 million and $0.1 million, respectively. At March 31, 2023 and December 31, 2022, the Company had an immaterial amount of prepaid expenses to related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2023. In addition to historical financial information, the following discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. Our lead clinical product candidate, VTX958, is a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor. As of March 31, 2023, we are actively enrolling three distinct Phase 2 trials with VTX958 for patients with moderate to severe plaque psoriasis, active psoriatic arthritis and moderately to severely active Crohn’s disease. We expect to report topline data from the Phase 2 trial of VTX958 in psoriasis in the fourth quarter of 2023, while topline data from the Phase 2 trials of VTX958 in psoriatic arthritis and Crohn’s disease are expected in 2024. In addition, we are developing VTX002, a sphingosine 1 phosphate receptor (S1P1R) modulator for patients with moderately to severely active ulcerative colitis (UC). We initiated a Phase 2 trial with VTX002 in the fourth quarter of 2021 in patients with moderately to severely active ulcerative colitis and topline data are expected in the second half of 2023. Our third product candidate, VTX2735, is a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor. We initiated a Phase 2 proof-of-concept trial for VTX2735 in cryopyrin-associated periodic syndrome (CAPS) patients in the first quarter of 2023 and continue to evaluate additional indications for clinical development. In addition to VTX2735, we plan to initiate a Phase 1 trial of VTX3232, our lead CNS-penetrant NLRP3 inhibitor, in healthy volunteers in the first half of 2023.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $108.4 million and $83.7 million for the years ended December 31, 2022 and 2021, respectively, and $38.9 million and $22.7 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $265.2 million as of March 31, 2023. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

Impact of Macroeconomic Factors

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the ongoing conflict in Ukraine, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused volatile changes to inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflict between Russia and Ukraine and effects of the Russian sanctions, geopolitical tensions, volatile changes to inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

	Three months ended
	March 31,
	2023	2022
VTX958	$15,672	$5,568
VTX002	8,455	3,880
VTX2735	270	3,340
Unallocated research and development expenses	11,040	4,621
Total research and development expenses	$35,437	$17,409

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

Results of Operations

The amounts presented below for the three months ended March 31, 2023 and 2022 reflect the financial results of Ventyx Biosciences, Inc., and the financial results of our two wholly-owned subsidiaries, Oppilan Pharma, Ltd. (Oppilan) and Zomagen Biosciences, Ltd. (Zomagen), on a consolidated basis.

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

The following table summarizes our condensed consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $250 and $203, respectively)	$35,437	$17,409	$18,028
General and administrative	7,115	5,338	1,777
Total operating expenses	42,552	22,747	19,805
Loss from operations	(42,552)	(22,747)	(19,805)
Other (income) expense:
Interest income	(3,622)	(132)	(3,490)
Other expense	1	117	(116)
Total other (income) expense	(3,621)	(15)	(3,606)
Net loss	$(38,931)	$(22,732)	$(16,199)
Unrealized gain (loss) on marketable securities	539	(942)	1,481
Foreign currency translation	23	42	(19)
Comprehensive loss	$(38,369)	$(23,632)	$(14,737)

Research and Development Expense

Research and development expenses were $35.4 million and $17.4 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, most research and development expenses have been related to the development of VTX958, VTX002 and VTX2735.

For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, there was a net increase in research and development expenses of approximately $18.0 million. This increase was comprised of increases in costs between periods associated with the Phase 1 and Phase 2 trials for VTX958 of approximately $10.1 million, the Phase 2 trial for VTX002 of approximately $4.6 million and IND enabling studies for VTX3232 of approximately $0.5 million, offset by a decrease in costs associated with the Phase 1 and Phase 2 trials for VTX2735 of $3.1 million. There were also increases in stock-based compensation expense of approximately $2.0 million and compensation-related expenses of approximately $3.4 million. Additionally, approximately $0.5 million of the increase between periods was attributable to professional service fees incurred and non-program specific discovery costs.

General and Administrative Expense

General and administrative expenses were $7.1 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $1.8 million was primarily due to increased personnel costs, including stock-based compensation expense of approximately $1.1 million, compensation-related expenses of approximately $0.3 million and professional service fees of approximately $0.4 million.

Other Income

Other income was $3.6 million and $0 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through March 31, 2023, we have funded our operations primarily through the issuance of equity and debt securities. Prior to the IPO in October 2021, we issued an aggregate of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. In September 2022, through the closing of our private placement, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. In February 2023, we received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us from the sale of shares of our common stock through the Sales Agreement. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $376.9 million.

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Future Funding Requirements

To date, we have generated no revenue and do not expect to generate revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Moreover, we continue to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of our product candidates, we may incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. Our expenses may increase substantially if and as we:

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

Based upon our current operating plan, we expect that our cash, cash equivalents and marketable securities as of March 31, 2023, will enable us to fund our operating expenses and capital expenditures requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Short-term liquidity needs of $0.5 million relate to future minimum lease payments. Long-term liquidity needs pertaining to our operating leases is approximately $1.1 million with our last minimum lease payment due in June 2026. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $376.9 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three months ended
	March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,921)	$(12,726)
Investing activities	$(18,895)	$(16,503)
Financing activities	$48,646	$86

Operating Activities

Net cash used in operating activities was $30.9 million for the three months ended March 31, 2023 and was primarily due to our net loss of $38.9 million offset by $4.6 million for noncash items and a net increase of $3.4 million in operating assets and liabilities. The noncash items included approximately $6.6 million for stock-based compensation expense and approximately $0.1 million for the amortization of operating right-of-use assets and depreciation expense, offset by approximately $2.1 million for the net accretion of investments in available-for-sale marketable securities. The $3.4 million change in operating assets and liabilities was primarily attributable to a decrease in prepaid expenses and other assets of approximately $3.8 million, offset by a decrease in accounts payable and accrued expenses of approximately $0.3 million and a decrease in operating lease liabilities of approximately $0.1 million.

Net cash used in operating activities was $12.7 million for the three months ended March 31, 2022 and was primarily due to our net loss of $22.7 million offset by $3.5 million for noncash items and a net increase of $6.5 million in operating assets and liabilities. The noncash items included $3.4 million for stock-based compensation expense and $0.1 million from depreciation expense and the amortization of the operating right-of-use assets. The $6.5 million change in operating assets and liabilities was primarily attributable to an increase in accrued expenses of $3.2 million and a decrease in prepaid expenses and other assets of $5.1 million, offset by a decrease in accounts payable of $1.8 million.

Investing Activities

Net cash used in investing activities was $18.9 million for the three months ended March 31, 2023 and was primarily related to the purchase of $108.8 million of investments in available-for-sale marketable securities, offset by $90.0 million in proceeds from maturities of available-for-sale marketable securities.

Net cash used in investing activities was $16.5 million for the three months ended March 31, 2022 and was primarily related to the purchase of $68.7 million of investments in available-for-sale marketable securities, offset by $52.2 million in proceeds from maturities of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities was $48.6 million for the three months ended March 31, 2023 and was attributable to approximately $48.5 million in net proceeds from the issuance of common stock under the Sales Agreement and $0.2 million in proceeds from the exercise of stock options.

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

During the three months ended March 31, 2023, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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

We are also a “smaller reporting company” and will continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30 in the most recently completed fiscal year or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30 in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 5 “Commitments and Contingencies,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by reference.

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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2022, we incurred a net loss of $108.4 million, compared with a net loss of $83.7 million for the year ended December 31, 2021. As of March 31, 2023, we had an accumulated deficit of $265.2 million. For the three months ended March 31, 2023, we incurred a net loss of $38.9 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $265.2 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. Our research and development and our operating costs have also been substantial and are expected to increase. We will also require a significant additional amount of capital to commercialize any approved products.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $376.9 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. In September 2022, we raised gross proceeds of $176.6 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund operations into 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

We are developing our lead product candidates, VTX958, VTX002, VTX2735 and VTX3232, for the treatment of inflammatory diseases and autoimmune disorders, such as psoriasis, UC and Crohn’s disease. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX958, if approved, it would compete with injected biologic therapies and non-injectable systemic therapies. In addition, we are aware of several companies with product candidates in development for the treatment of patients with psoriasis, including Sotyktu, which is an oral TYK2 inhibitor recently approved by the FDA. With respect to VTX002, if approved, it would compete with a number of companies developing product candidates, as well as Zeposia (ozanimod), which is an S1PR modulator marketed by BMS. With respect to VTX2735 and VTX3232, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including Inzomelid and Somalix being developed by Roche. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

As of March 31, 2023, we are actively enrolling three distinct Phase 2 trials with VTX958 for patients with moderate to severe plaque psoriasis, active psoriatic arthritis and moderately to severely active Crohn’s disease. In addition, we are conducting an ongoing Phase 2 trial with VTX002 in patients with moderately to severely active ulcerative colitis. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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
▪
our reputation may suffer.

In particular, following the FDA’s review of a large randomized safety clinical trial of tofacitinib, a JAK inhibitor approved for the treatment of rheumatoid arthritis and UC, the FDA has determined there is an increased risk of serious heart-related events such as heart attack or stroke, blood clots, cancer and death associated with Xeljanz and Xeljanz XR (tofacitinib), and has issued black box warnings for certain JAK inhibitors in the same drug class as Xeljanz, including Olumiant (baricitinib) and Rinvoq (upadacitinib). The FDA approved Sotyktu (deucravacitinib), a TYK2 inhibitor, on September 9, 2022. While the FDA did not require a black box warning in Sotyktu’s label, if the FDA considers other TYK2 inhibitors, a member of the JAK family, to have similar safety concerns as other JAK inhibitors, or if new data indicate potential safety concerns with TYK2 inhibitors, then the FDA may issue black box warnings for TYK2 inhibitors, which may limit market acceptance of VTX958, our lead TYK2 inhibitor, if approved, and could negatively impact the future commercial prospects of VTX958.

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

Executive orders have been issued by state and local governments in California and elsewhere, and states of emergency have been declared at the state and local level in most jurisdictions throughout the United States. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the COVID-19 pandemic or other infectious diseases could impact our personnel or personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. We are monitoring a number of risks related to the COVID-19 pandemic, including the following:

▪
Financial: We anticipate that the pandemic could have an adverse financial impact in the short-term and potentially beyond. As a result of slower patient enrollment, we may not be able to complete our clinical trials as planned or in a timely manner. We expect to continue spending on research and development in the first quarter of 2023 and beyond, and we could also have unexpected expenses related to the COVID-19 pandemic. The short-term continued expenses, as well as the overall uncertainty and disruption caused by the COVID-19 pandemic, and any future pandemic, may cause a delay in our ability to commercialize a product and adversely impact our financial results.
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

As of March 31, 2023, we had 76 full-time employees, compared to 58 full-time employees as of December 31, 2022, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our product candidates are in the early stages of development. As of March 31, 2023, we are actively enrolling three distinct Phase 2 trials with VTX958 for patients with moderate to severe plaque psoriasis, active psoriatic arthritis and moderately to severely active Crohn’s disease. In addition, we initiated a Phase 2 trial with VTX002 in the fourth quarter of 2021 in patients with moderately to severely active ulcerative colitis. We also initiated a Phase 2 proof-of-concept trial for VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients in the first quarter of 2023 and continue to evaluate additional indications for clinical development. Furthermore, we plan to initiate a Phase 1 trial of VTX3232, our lead CNS-penetrant NLRP3 inhibitor, in healthy volunteers in the first half of 2023. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of VTX958, VTX002, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, VTX958, VTX002 and VTX2735 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of VTX958, VTX002 and VTX2735 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

From March 31, 2022 until March 31, 2023, the closing price of our common stock has ranged from a low of $11.95 to a high of $46.65. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of May 8, 2023, we had 58,556,952 outstanding shares of common stock. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

In order to raise additional capital, we may sell shares of common stock under our Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. As of March 31, 2023, the Company has issued and sold 1,176,470 shares of common stock through the Sales Agreement.

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

As of March 31, 2023, our executive officers and directors and related entities beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

In addition, we are also a “smaller reporting company” and will continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30th in the most recently completed fiscal year, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30th in the most recently completed fiscal year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Additionally, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 333-259891).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated December 12, 2022).
10.1*	Amended and Restated Outside Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Ventyx Biosciences, Inc.

Date: May 11, 2023	By:	/s/ Martin Auster
Martin Auster, M.D.
Chief Financial Officer
(Principal financial officer and duly authorized to sign on behalf of the registrant)