Form 10-Q
period 2023-06-30
Ventyx Biosciences, Inc.
filed 2023-08-10
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-40928

Ventyx Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2996852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12790 El Camino Real, Suite 200 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 593-4832

662 Encinitas Blvd., Suite 250

Encinitas, CA

(Former name, former address, and former fiscal year, if changed since last report)

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

As of August 7, 2023, the registrant had 58,888,436 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$51,717	$64,819
Marketable securities	280,535	253,122
Prepaid expenses and other assets	14,449	12,747
Total current assets	346,701	330,688
Property and equipment, net	629	407
Operating lease right-of-use assets	1,331	1,537
Marketable securities	—	38,672
Other long-term assets	102	96
Total assets	$348,763	$371,400
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,085	$6,433
Accrued expenses (includes related party amounts of $0 and $64, respectively)	15,510	9,514
Current portion of operating lease liabilities	439	412
Total current liabilities	20,034	16,359
Operating lease liabilities, net of current portion	922	1,146
Total liabilities	20,956	17,505
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at June 30, 2023 and December 31, 2022; 58,743,101 and 57,025,847 shares issued at June 30, 2023 and December 31, 2022, respectively; 58,713,982 and 56,980,845 shares outstanding at June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	646,918	581,237
Accumulated other comprehensive loss	(710)	(1,123)
Accumulated deficit	(318,407)	(226,225)
Total stockholders' equity	327,807	353,895
Total liabilities and stockholders' equity	$348,763	$371,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (includes related party amounts of $109, $230, $359 and $433, respectively)	$48,560	$14,676	$83,997	$32,085
General and administrative	8,585	5,722	15,700	11,060
Total operating expenses	57,145	20,398	99,697	43,145
Loss from operations	(57,145)	(20,398)	(99,697)	(43,145)
Other (income) expense:
Interest income	(3,899)	(342)	(7,521)	(474)
Other (income) expense	5	(38)	6	79
Total other (income) expense	(3,894)	(380)	(7,515)	(395)
Net loss	$(53,251)	$(20,018)	$(92,182)	$(42,750)
Unrealized gain (loss) on marketable securities	(187)	(279)	352	(1,221)
Foreign currency translation	38	(54)	61	(12)
Comprehensive loss	$(53,400)	$(20,351)	$(91,769)	$(43,983)
Net loss per share, basic and diluted	$(0.91)	$(0.39)	$(1.59)	$(0.84)
Weighted average common shares outstanding, basic and diluted	58,556,529	50,848,391	58,100,261	50,717,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2023 and 2022

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2023	58,348,727	$6	$637,329	$(561)	$(265,156)	$371,618
Issuance of common stock upon exercise of stock options	338,207	—	1,507	—	—	1,507
Issuance of common stock upon vesting of restricted common stock	17,283	—	—	—	—	—
Shares issued under employee stock purchase plan	9,765	—	214	—	—	214
Stock-based compensation expense	—	—	7,868	—	—	7,868
Unrealized loss on marketable securities	—	—	—	(187)	—	(187)
Foreign currency translation	—	—	—	38	—	38
Net loss	—	—	—	—	(53,251)	(53,251)
Balance at June 30, 2023	58,713,982	$6	$646,918	$(710)	$(318,407)	$327,807

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2022	50,729,820	$5	$400,607	$(958)	$(140,531)	$259,123
Issuance of common stock upon exercise of stock options	118,918	—	134	—	—	134
Issuance of common stock upon vesting of restricted common stock	41,254	—	—	—	—	—
Shares issued under employee stock purchase plan	9,074	—	115	—	—	115
Stock-based compensation expense	—	—	4,131	—	—	4,131
Unrealized loss on marketable securities	—	—	—	(279)	—	(279)
Foreign currency translation	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(20,018)	(20,018)
Balance at June 30, 2022	50,899,066	$5	$404,987	$(1,291)	$(160,549)	$243,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2023 and 2022

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	56,980,845	$6	$581,237	$(1,123)	$(226,225)	$353,895
Issuance of common stock from at-the-market offering, net of commissions and offering expenses	1,176,470	—	48,408	—	—	48,408
Issuance of common stock upon exercise of stock options	521,677	—	2,624	—	—	2,624
Issuance of common stock upon vesting of restricted common stock	25,225	—	—	—	—	—
Shares issued under employee stock purchase plan	9,765	—	214	—	—	214
Stock-based compensation expense	—	—	14,435	—	—	14,435
Unrealized gain on marketable securities	—	—	—	352	—	352
Foreign currency translation	—	—	—	61	—	61
Net loss	—	—	—	—	(92,182)	(92,182)
Balance at June 30, 2023	58,713,982	$6	$646,918	$(710)	$(318,407)	$327,807

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	50,408,830	$5	$397,051	$(58)	$(117,799)	$279,199
Issuance of common stock upon exercise of stock options	417,332	—	220	—	—	220
Issuance of common stock upon vesting of restricted common stock	63,830	—	—	—	—	—
Shares issued under employee stock purchase plan	9,074	—	115	—	—	115
Adjustment to offering expenses in the initial public offering	—	—	26	—	—	26
Stock-based compensation expense	—	—	7,575	—	—	7,575
Unrealized loss on marketable securities	—	—	—	(1,221)	—	(1,221)
Foreign currency translation	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(42,750)	(42,750)
Balance at June 30, 2022	50,899,066	$5	$404,987	$(1,291)	$(160,549)	$243,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(92,182)	$(42,750)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	65	45
Amortization of right-of-use assets - operating	208	148
Stock-based compensation	14,435	7,575
Accretion of marketable securities, net	(4,569)	(109)
Changes in operating assets and liabilities:
Prepaid expenses and other assets (includes related party amounts of $47 and $0, respectively)	(1,515)	2,677
Operating lease liabilities	(197)	(136)
Accounts payable (includes related party amounts of ($1) and $77, respectively)	(2,371)	1,171
Accrued expenses (includes related party amounts of ($64) and ($101), respectively)	5,923	3,861
Net cash used in operating activities	(80,203)	(27,518)
Cash flows from investing activities:
Purchases of marketable securities, available-for-sale	(172,821)	(125,397)
Proceeds from maturities of marketable securities, available-for-sale	189,000	127,210
Purchases of property and equipment	(255)	(66)
Net cash provided by investing activities	15,924	1,747
Cash flows from financing activities:
Proceeds from issuance of common stock from at-the-market offering, net of commissions and offering expenses	48,408	—
Proceeds from exercise of stock options	2,570	220
Proceeds from issuance of common stock under employee stock purchase plan	214	115
Deferred offering costs	(73)	—
Net cash provided by financing activities	51,119	335
Effect of exchange rates on cash and cash equivalents	58	(12)
Net decrease in cash and cash equivalents	(13,102)	(25,448)
Cash and cash equivalents, beginning of period	64,819	70,791
Cash and cash equivalents, end of period	$51,717	$45,343

Supplemental disclosure for investing and financing non-cash activities:
Unpaid deferred offering costs	$66	$—
Exercise of stock options	$54	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$30	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022 reflect the financial results of Ventyx Biosciences, Inc. on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

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

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023 or any future period.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity (“ASU 2020-06”), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, this ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective or modified retrospective basis. The amendments within this ASU are effective for the Company’s fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted to fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its condensed consolidated financial statements and related disclosures.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$38,984	$—	$—	$38,984
Commercial paper	—	4,987	—	4,987
Total cash equivalents	38,984	4,987	—	43,971
Marketable securities
U.S. Treasury securities	2,988	—	—	2,988
U.S. government agency securities	—	96,446	—	96,446
Commercial paper	—	169,054	—	169,054
Asset backed securities	—	12,047	—	12,047
Total marketable securities	2,988	277,547	—	280,535
Total assets	$41,972	$282,534	$—	$324,506

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$22,721	$—	$—	$22,721
Total cash equivalents	22,721	—	—	22,721
Marketable securities
U.S. Treasury securities	39,567	—	—	39,567
U.S. government agency securities	—	74,979	—	74,979
Corporate debt securities	—	2,990	—	2,990
Commercial paper	—	171,866	—	171,866
Asset backed securities	—	2,392	—	2,392
Total marketable securities	39,567	252,227	—	291,794
Total assets	$62,288	$252,227	$—	$314,515

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. There were no transfers into or out of Level 3 securities during the six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$2,994	$—	$(6)	$2,988
U.S. government agency securities	96,962	—	(516)	96,446
Commercial paper	169,235	5	(186)	169,054
Asset backed securities	12,084	—	(37)	12,047
Total marketable securities	$281,275	$5	$(745)	$280,535

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$39,989	$—	$(422)	$39,567
U.S. government agency securities	75,337	—	(358)	74,979
Corporate debt securities	3,005	—	(15)	2,990
Commercial paper	172,162	20	(316)	171,866
Asset backed securities	2,393	—	(1)	2,392
Total marketable securities	$292,886	$20	$(1,112)	$291,794

All of the Company’s marketable securities as of June 30, 2023 have maturity dates of less than one year.

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

As of June 30, 2023, 30 available-for-sale marketable securities were in an unrealized loss position. Of the 30 available-for-sale marketable securities in an unrealized loss position, 28 had been in an unrealized loss position for less than 12 months and 2 had been in an unrealized loss position for greater than 12 months. As of December 31, 2022, 37 available-for-sale marketable securities were in an unrealized loss position. Of the 37 available-for-sale marketable securities in an unrealized loss position, 32 had been in an unrealized loss position for less than 12 months and 5 had been in an unrealized loss position for greater than 12 months.

The Company evaluated the securities individually for impairment and considered factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the security before its anticipating recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized losses are the result of a credit loss as of June 30, 2023 because the Company does not intend to sell these securities prior to maturity and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As such, the Company did not record an allowance for credit losses as of June 30, 2023. The decline in market value in the Company’s marketable securities was primarily attributable to an increase in interest rates during the six months ended June 30, 2023 and the year ended December 31, 2022.

Accrued interest receivable on available-for-sale marketable securities, included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets, was $1.1 million and $0.9 million at June 30, 2023 and December 31, 2022, respectively.

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Internal-use software	$188	$188
Laboratory equipment	144	142
Furniture and fixtures	162	104
Computer hardware and software	58	68
Construction in progress	238	—
Property and equipment, gross	790	502
Less: accumulated depreciation	(161)	(95)
Property and equipment, net	$629	$407

During the three and six months ended June 30, 2023 and 2022, depreciation expense was immaterial.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development costs	$6,807	$2,450
Accrued payroll liabilities	3,701	4,208
Accrued clinical trial costs	3,625	1,235
Other accrued liabilities	1,377	1,557
Accrued related party liabilities	—	64
Total accrued expenses	$15,510	$9,514

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

6. Stockholders' Equity

ATM Sales Agreement

In December 2022, the Company entered into a Sales Agreement with Jefferies, as sales agent, pursuant to which the Company may offer and sell in an at-the-market offering, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. The Company has no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement.

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

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 par value as of June 30, 2023 and December 31, 2022. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalent shares) as of June 30, 2023:

June 30,
2023
Issued and outstanding:
Stock options	9,030,712
Restricted stock awards	29,119
Restricted stock units	755,425
Authorized for future issuance:
2021 Equity Incentive Plan	1,891,887
2021 Employee Stock Purchase Plan	1,049,336
Total	12,756,479

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

The Company’s leases have remaining terms ranging between one year to three years. The leases contain various termination options. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 2.9 years and 9.0%, respectively, at June 30, 2023.

During the three and six months ended June 30, 2023, the Company recognized operating lease costs of $0.1 million and $0.3 million, respectively, and an immaterial amount of variable lease costs in both periods. During the three and six months ended June 30, 2022, the Company recognized operating lease costs of $0.1 million and $0.2 million, respectively, and an immaterial amount of variable lease costs in both periods. In addition, the Company made cash payments of $0.3 million and $0.2 million for operating leases during the six months ended June 30, 2023 and 2022, respectively, which are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

The Company’s right-of-use assets and lease liabilities were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$1,331	$1,537
Liabilities:
Current portion of operating lease liabilities	439	412
Operating lease liabilities, net of current portion	922	1,146
Total lease liabilities	$1,361	$1,558

Future minimum payments under non-cancellable leases as of June 30, 2023 were as follows (in thousands):

Years ending December 31,
2023 (6 months remaining)	$269
2024	517
2025	502
2026	256
Total future minimum lease payments	1,544
Less: imputed interest	(183)
Present value of lease liabilities	1,361
Less: lease liabilities, current	(439)
Lease liabilities, net of current portion	$922

8. Stock-Based Compensation

Equity Incentive Plans

In February 2019, the Company adopted its 2019 Equity Incentive Plan (the “2019 Plan”). In October 2021, the 2019 Plan was terminated as to new awards upon the Company’s adoption of the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 19, 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors or consultants of the Company.

The number of common shares available for issuance under the 2021 Plan is 5,612,000 shares of common stock plus any common shares subject to stock options, restricted stock units or similar awards granted under the 2019 Plan that expire, are forfeited or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of common shares to be added to the 2021 Plan equal to 4,978,561 common shares. Additionally, shares available for issuance under the 2021 Plan automatically increase on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year, equal to the lesser of 5,102,000 common shares, 5% of the outstanding common shares on the last day of the immediately preceding fiscal year, or such number of common shares determined by the board of directors. On January 1, 2023, the number of shares of common stock that may be issued under the 2021 Plan was automatically increased by 2,851,292 shares.

Options granted under the 2019 Plan and 2021 Plan (collectively, the “Plans”) generally vest over a period of between one and four years and expire ten years from grant date. As of June 30, 2023 and December 31, 2022, the Company had 9,018,173 and 6,161,504 shares, respectively, authorized for issuance under the Plans, and 1,891,887 and 1,195,138 shares, respectively, remained available for grant.

Total stock-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$4,117	$1,599	$7,331	$2,794
General and administrative	3,751	2,532	7,104	4,781
Total stock-based compensation expense	$7,868	$4,131	$14,435	$7,575

Stock-based compensation expense by type of share-based award (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	$6,735	$3,413	$12,239	$6,121
Restricted stock awards	28	27	55	56
Restricted stock units	1,047	645	2,046	1,300
Employee Stock Purchase Plan	58	46	95	98
Total stock-based compensation expense	$7,868	$4,131	$14,435	$7,575

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	7,592,856	$11.82	8.74	$159,929
Granted	2,377,839	35.04
Exercised	(521,677)	5.03
Forfeited and cancelled	(418,306)	24.21
Outstanding as of June 30, 2023	9,030,712	$17.66	8.67	$142,093
Vested and expected to vest as of June 30, 2023	9,030,712	$17.66	8.67	$142,093
Exercisable as of June 30, 2023	3,297,128	$9.40	8.05	$77,274

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $22.38 and $9.03 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $15.3 million and $5.1 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

Six months ended
June 30,
	2023	2022
Risk-free interest rate	3.4% - 4.8%	0.9% - 3.4%
Expected volatility	68.4% - 73.5%	67.9% - 75.0%
Expected term (in years)	0.4 - 10.0	0.3 - 10.0
Expected dividend yield	—	—

During the six months ended June 30, 2023, the Company recorded incremental stock-based compensation expense of approximately $0.1 million pertaining to the modification of stock options in connection with the termination of one employee. During the six months ended June 30, 2022, the Company recorded incremental stock-based compensation expense of approximately $0.3 million pertaining to the modification of stock options in connection with the termination of two employees. The modifications during the six months ended June 30, 2023 and 2022 provided for an acceleration of unvested options, resulting in a change in compensation expense that was immediately recognized. As of June 30, 2023, unrecognized stock-based compensation was $78.4 million which is expected to be recognized over the weighted average period of 2.9 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of three years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the six months ended June 30, 2023 and 2022, the Company did not repurchase any unvested shares.

The following table summarizes restricted stock award activity for the six months ended June 30, 2023:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2022	45,002	$3.45
Vested	(15,883)	3.45
Unvested balance as of June 30, 2023	29,119	$3.45

The Company records a liability for unvested restricted stock awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was immaterial as of June 30, 2023 and 2022. The total fair value of restricted stock awards vested during the six months ended June 30, 2023 and 2022 was immaterial. As of June 30, 2023, there was approximately $0.1 million of unrecognized stock-based compensation cost pertaining to restricted stock awards that will be recognized over a weighted average period of 0.8 years.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of four years. The following table summarizes restricted stock unit activity for the six months ended June 30, 2023:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested Balance as of December 31, 2022	569,757	$15.86
Granted	203,511	$32.83
Vested	(9,342)	$20.31
Forfeited	(8,501)	$32.18
Unvested balance as of June 30, 2023	755,425	$20.20

As of June 30, 2023, there was approximately $13.1 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan (“ESPP”) became effective in October 2021. The maximum number of shares of common stock that will be made available for sale under the ESPP is equal to 510,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is automatically increased on the first day of each fiscal year, beginning with fiscal year 2023, in an amount equal to the lesser of 1,020,000 shares of common stock, 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or such number of common shares determined by the board of directors. On January 1, 2023, the number of shares of common stock that are available for sale under the ESPP was automatically increased by 570,258 shares.

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. During the six months ended June 30, 2023 and 2022, 9,765 and 9,074 shares, respectively, were issued under the ESPP at average share prices of $21.91 and $12.62, respectively.

9. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(53,251)	$(20,018)	$(92,182)	$(42,750)
Denominator:
Weighted average common shares outstanding, basic and diluted	58,556,529	50,848,391	58,100,261	50,717,548
Net loss per share, basic and diluted	$(0.91)	$(0.39)	$(1.59)	$(0.84)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at June 30, 2023 and 2022, because to do so would be anti-dilutive:

	June 30,
	2023	2022
Shares issuable upon exercise of stock options	9,030,712	7,399,965
Unvested restricted stock units	755,425	678,837
Unvested restricted stock awards	29,119	60,884
Shares purchasable under the 2021 Employee Stock Purchase Plan	13,781	18,130
Total	9,829,037	8,157,816

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

Expense recognized by the Company under the related party Support Services Agreement with Bayside was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development - Bayside	$109	$230	$359	$433
Total research and development - related party	$109	$230	$359	$433

At June 30, 2023, the Company had an immaterial amount of accounts payable and accrued expenses due to related parties. At December 31, 2022, the Company had accounts payable and accrued expenses due to related parties of $0.1 million. At June 30, 2023 and December 31, 2022, the Company had an immaterial amount of prepaid expenses and other current assets due from related parties.

11. Subsequent Events

On July 21, 2023, the Company entered into a Sublease Agreement (the “Sublease”) with Neurocrine Biosciences, Inc. for office space in San Diego, CA which became the Company’s headquarters in August 2023. The term of the Sublease commenced on July 21, 2023, and will end on July 31, 2031 (or on such earlier date as the term may sooner cease or expire as set forth in the Sublease). In lieu of a cash security deposit under the Sublease, Bank of America issued on the Company’s behalf a letter of credit in the amount of $0.5 million. The letter of credit is secured by a deposit of $0.5 million with the same bank.

Future minimum payments under the Sublease are as follows (in thousands):

Years ending December 31,
2023	$204
2024	1,681
2025	2,073
2026	2,135
2027	2,199
Thereafter	8,426
Total future minimum lease payments	$16,718

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. Our lead clinical product candidate, VTX958, is a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor. As of June 30, 2023, we have completed enrollment in a Phase 2 trial of VTX958 in patients with moderate to severe plaque psoriasis, and we are actively enrolling two additional Phase 2 trials of VTX958 in active psoriatic arthritis and moderately to severely active Crohn’s disease. We expect to report topline data from the Phase 2 trial of VTX958 in plaque psoriasis during the fourth quarter of 2023, while topline data from the Phase 2 trials of VTX958 in psoriatic arthritis and Crohn’s disease are expected in 2024. In addition, we are developing VTX002, a sphingosine 1 phosphate receptor (S1P1R) modulator for the treatment of moderately to severely active ulcerative colitis (UC). We have completed enrollment in a Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis and topline data from this trial are also expected in the fourth quarter of 2023. Our third product candidate, VTX2735, is a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor. We initiated a Phase 2 proof-of-concept trial for VTX2735 in cryopyrin-associated periodic syndrome (CAPS) patients in the first quarter of 2023 and continue to evaluate additional indications for clinical development. In addition to VTX2735, we initiated a Phase 1 trial of VTX3232, our lead CNS-penetrant NLRP3 inhibitor, in healthy volunteers during the second quarter of 2023.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $108.4 million and $83.7 million for the years ended December 31, 2022 and 2021, respectively. Our net losses were $53.3 million and $20.0 million for the three months ended June 30, 2023 and 2022, respectively, and $92.2 million and $42.8 million for the six months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $318.4 million as of June 30, 2023. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred while performing research and development activities to discover and develop our product candidates. Direct research and development costs include external research and development expenses incurred under agreements with contract research organizations, consultants and other vendors that conduct our preclinical and clinical activities, expenses related to manufacturing our product candidates for preclinical and clinical studies, laboratory supplies and license fees. Indirect research and development costs include personnel-related expenses, consisting of employee salaries, payroll taxes, bonuses, benefits and stock-based compensation charges for those individuals involved in research and development efforts. Costs incurred in our research and development efforts are expensed as incurred.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
VTX958	$23,651	$4,232	$39,323	$9,800
VTX002	9,679	3,854	18,134	7,734
VTX2735	1,223	472	1,493	3,812
VTX3232	1,252	745	2,067	1,346
Unallocated research and development expenses	12,755	5,373	22,980	9,393
Total research and development expenses	$48,560	$14,676	$83,997	$32,085

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

Results of Operations

The amounts presented below for the three and six months ended June 30, 2023 and 2022 reflect the financial results of Ventyx Biosciences, Inc. on a consolidated basis.

Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022

The following table summarizes our condensed consolidated results of operations for the three months ended June 30, 2023 and 2022:

	Three months ended
	June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $109 and $230, respectively)	$48,560	$14,676	$33,884
General and administrative	8,585	5,722	2,863
Total operating expenses	57,145	20,398	36,747
Loss from operations	(57,145)	(20,398)	(36,747)
Other (income) expense:
Interest income	(3,899)	(342)	(3,557)
Other (income) expense	5	(38)	43
Total other (income) expense	(3,894)	(380)	(3,514)
Net loss	$(53,251)	$(20,018)	$(33,233)
Unrealized loss on marketable securities	(187)	(279)	92
Foreign currency translation	38	(54)	92
Comprehensive loss	$(53,400)	$(20,351)	$(33,049)

Research and Development Expense

Research and development expenses were $48.6 million and $14.7 million for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, most research and development expenses have been related to the development of our product candidates.

For the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, there was a net increase in research and development expenses of approximately $33.9 million. This increase was comprised of increases in costs between periods associated with the Phase 1 and Phase 2 trials for VTX958 of approximately $19.4 million, the Phase 2 trial for VTX002 of approximately $5.8 million, the Phase 1 and Phase 2 trials for VTX2735 of $0.8 million and IND enabling studies and the Phase 1 trial for VTX3232 of approximately $0.5 million. There were also increases in stock-based compensation expense of approximately $2.5 million and compensation-related expenses of approximately $4.1 million. Additionally, approximately $0.8 million of the increase between periods was attributable to professional service fees incurred and non-program specific discovery costs.

General and Administrative Expense

General and administrative expenses were $8.6 million and $5.7 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $2.9 million was primarily due to increased personnel costs, including stock-based compensation expense of approximately $1.2 million, compensation-related expenses of approximately $0.7 million and professional service fees of approximately $0.8 million.

Other Income

Other income was $3.9 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

The following table summarizes our condensed consolidated results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $359 and $433, respectively)	$83,997	$32,085	$51,912
General and administrative	15,700	11,060	4,640
Total operating expenses	99,697	43,145	56,552
Loss from operations	(99,697)	(43,145)	(56,552)
Other (income) expense:
Interest income	(7,521)	(474)	(7,047)
Other expense	6	79	(73)
Total other (income) expense	(7,515)	(395)	(7,120)
Net loss	$(92,182)	$(42,750)	$(49,432)
Unrealized gain (loss) on marketable securities	352	(1,221)	1,573
Foreign currency translation	61	(12)	73
Comprehensive loss	$(91,769)	$(43,983)	$(47,786)

Research and Development Expense

Research and development expenses were $84.0 million and $32.1 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, most research and development expenses have been related to the development of our product candidates.

For the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, there was a net increase in research and development expenses of approximately $51.9 million. This increase was comprised of increases in costs between periods associated with the Phase 1 and Phase 2 trials for VTX958 of approximately $29.5 million, the Phase 2 trial for VTX002 of approximately $10.4 million and IND enabling studies and the Phase 1 trial for VTX3232 of approximately $0.7 million, offset by a decrease in costs associated with the Phase 1 and Phase 2 trials for VTX2735 of $2.3 million. There were also increases in stock-based compensation expense of approximately $4.5 million and compensation-related expenses of approximately $7.5 million. Additionally, approximately $1.6 million of the increase between periods was attributable to professional service fees incurred and non-program specific discovery costs.

General and Administrative Expense

General and administrative expenses were $15.7 million and $11.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $4.6 million was primarily due to increased personnel costs, including stock-based compensation expense of approximately $2.3 million, compensation-related expenses of approximately $1.0 million and professional service fees of approximately $1.2 million.

Other Income

Other income was $7.5 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through June 30, 2023, we have funded our operations primarily through the issuance of equity and debt securities. Prior to our initial public offering (IPO) in October 2021, we issued an aggregate of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. In September 2022, through the closing of our private placement, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. In February 2023, we received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us from the sale of shares of our common stock through the Sales Agreement. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $332.3 million.

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

Based upon our current operating plan, we expect that our cash, cash equivalents and marketable securities as of June 30, 2023, will enable us to fund our operating expenses and capital expenditures requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

In July 2023, we entered into a Sublease Agreement (Sublease) with Neurocrine Biosciences, Inc. for office space in San Diego, CA which became our headquarters in August 2023. The term of the Sublease commenced on July 21, 2023, and will end on July 31, 2031 (or on such earlier date as the term may sooner cease or expire as set forth in the Sublease). In lieu of a cash security deposit under the Sublease, Bank of America issued on our behalf a letter of credit in the amount of $0.5 million. The letter of credit is secured by a deposit of $0.5 million with the same bank. Short-term and long-term liquidity needs related to the future minimum lease payments associated with the Sublease are $0.9 million and $15.8 million, respectively.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $332.3 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six months ended
	June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(80,203)	$(27,518)
Investing activities	$15,924	$1,747
Financing activities	$51,119	$335

Operating Activities

Net cash used in operating activities was $80.2 million for the six months ended June 30, 2023 and was primarily due to our net loss of $92.2 million offset by $10.1 million for noncash items and a net increase of $1.8 million in operating assets and liabilities. The noncash items included approximately $14.4 million for stock-based compensation expense and approximately $0.3 million for the amortization of operating right-of-use assets and depreciation expense, offset by approximately $4.6 million for the net accretion of investments in available-for-sale marketable securities. The $1.8 million change in operating assets and liabilities was primarily attributable to an increase in accrued expenses of approximately $5.9 million, offset by a decrease in accounts payable of approximately $2.4 million, an increase in prepaid expenses and other assets of approximately $1.5 million and a decrease in operating lease liabilities of approximately $0.2 million.

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

Investing Activities

Net cash provided by investing activities was $15.9 million for the six months ended June 30, 2023 and was primarily related to $189.0 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $172.8 million of investments in available-for-sale marketable securities.

Net cash provided by investing activities was $1.7 million for the six months ended June 30, 2022 and was related to $127.2 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $125.4 million of investments in available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities was $51.1 million for the six months ended June 30, 2023 and was attributable to approximately $48.4 million in net proceeds from the issuance of common stock under the Sales Agreement and $2.6 million in proceeds from the exercise of stock options.

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

During the six months ended June 30, 2023, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2023.

Other Company Information

Pending Loss of Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Act (JOBS Act), and we may presently take advantage of reduced reporting requirements that are otherwise applicable to public companies. We have also elected to take advantage of the extended transition period for complying with new or revised accounting standards which is permitted for emerging growth companies; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. The JOBS Act also presently exempts us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

On the last business day of the second quarter of 2023, the aggregate market value of the shares of our common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, we will be considered a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an emerging growth company at that time.

We are also presently a “smaller reporting company.” However, effective December 31, 2023, due to large accelerated filer status, we will no longer qualify as a smaller reporting company and accordingly will no longer be permitted to take advantage of the reduced reporting requirements for smaller reporting companies, subject to a transition period that allows us to use smaller reporting company scaled disclosure for our Annual Report on Form 10-K for the year ending December 31, 2023. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2022, we incurred a net loss of $108.4 million, compared with a net loss of $83.7 million for the year ended December 31, 2021. As of June 30, 2023, we had an accumulated deficit of $318.4 million. For the six months ended June 30, 2023, we incurred a net loss of $92.2 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $318.4 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. Our research and development and our operating costs have also been substantial and are expected to increase. We will also require a significant additional amount of capital to commercialize any approved products.

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $332.3 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. In September 2022, we raised gross proceeds of $176.6 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. In February 2023, we raised gross proceeds of $50.0 million in connection with the sale of common stock through our Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund operations into 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

Our product candidates will require substantial additional clinical and non-clinical development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials.

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

Furthermore, the timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that the trial will progress as planned or as scheduled. Delays in enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

In particular, we are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to severe ulcerative colitis (UC) with enrollment originally projected to include patients at clinical sites in Russia, Belarus and Ukraine. As a result of the military conflict in Ukraine, we terminated plans to open clinical trial sites in Russia, Belarus and Ukraine, which impacted our original clinical trial strategy. Our operations at additional sites in the region could also be impacted in the future. Additionally, if our relationships with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Furthermore, the United States and its European allies have imposed significant new sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws.

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
▪
the number of ongoing and planned clinical trials in the indications that we are pursuing, such as UC and Crohn’s disease (CD), which have very slow enrollment rates;
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
▪
the impact of the COVID-19 pandemic or other material adverse events, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials; and

▪
the risk that patients enrolled in clinical trials will not complete a clinical trial, return for post-treatment follow-up, or follow the required study procedures. For instance, patients, including patients in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical trials, we anticipate substantial direct competition from other organizations developing treatments for inflammatory diseases and autoimmune disorders, such as psoriasis, UC and CD. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Bristol-Myers Squibb (BMS) and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

We are developing our lead product candidates, VTX958, VTX002, VTX2735 and VTX3232, for the treatment of inflammatory diseases and autoimmune disorders, such as psoriasis, psoriatic arthritis, UC and CD. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX958, if approved, it would compete with injected biologic therapies and non-injectable systemic therapies. In addition, we are aware of several companies with product candidates in development for the treatment of patients with psoriasis, including Sotyktu, which is an oral TYK2 inhibitor recently approved by the FDA. With respect to VTX002, if approved, it would compete with a number of companies developing product candidates, as well as Zeposia (ozanimod), which is an S1PR modulator marketed by BMS. With respect to VTX2735 and VTX3232, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including Inzomelid and Somalix being developed by Roche. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

As of June 30, 2023, we have completed enrollment in an ongoing Phase 2 trial of VTX958 in patients with moderate to severe plaque psoriasis, and we are actively enrolling two additional Phase 2 trials of VTX958 in active psoriatic arthritis and moderately to severely active Crohn’s disease. We have also completed enrollment in an ongoing Phase 2 trial of VTX002 in patients with moderately to severely active UC. Additionally, we are conducting a Phase 2 proof-of-mechanism trial of our peripheral NLRP3 inhibitor VTX2735 in patients with Cryoprin-Associated Periodic Syndrome (CAPS), and a Phase 1 trial of our novel CNS-penetrant NLRP3 inhibitor VTX3232 in adult healthy volunteers. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

We plan to initiate trials in multiple indications, such as psoriasis, psoriatic arthritis, UC and Crohn’s disease, among others. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our NDA filing timelines or permit competitors to obtain approvals that may alter our NDA filing strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

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
▪
unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization; and
▪
if a health epidemic or other outbreak, such as COVID-19 occurs, it may negatively impact our ability to establish commercial operations, educate and interact with healthcare professionals, and successfully launch our product on a timely basis.

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

We face risks related to health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations or otherwise result in material adverse impacts to us.

Our business could be adversely impacted by the effects of health epidemics and other outbreaks, including:

▪
delays or difficulties in enrolling and retaining patients in our ongoing and planned clinical trials, and incurrence of additional costs as a result of any preclinical study and clinical trial delays and adjustments;
▪
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
▪
shutdowns or continued business disruptions experienced by suppliers and other third parties with whom we conduct business;
▪
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
▪
interruption or delays of key clinical trial activities, such as clinical trial site monitoring and collecting sufficient clinical data, patient safety considerations or limitations on travel imposed or recommended by federal or state governments, employers and others;
▪
other limitations on resources that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people or government restrictions;
▪
delays in receiving approval from regulatory authorities to initiate our planned clinical trials;
▪
delays in receiving the supplies, materials and services needed to conduct clinical trials and preclinical research or to support manufacturing activities of our business and that of our suppliers or contractors;
▪
changes in clinical site policies and procedures for conducting clinical trials during the pandemic;
▪
changes in regulations as part of a response to health epidemics or other outbreaks which may require us to change the ways in which our clinical trials are conducted and incur unexpected costs, or require us to discontinue the clinical trials altogether; and
▪
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors.

We are actively monitoring, evaluating, and responding to developments relating to COVID-19, including new strains of the disease that have emerged in certain locations, vaccination status both locally and globally, and changing restrictions on travel and other protocols as set forth by the Centers for Disease Control and Prevention and other government authorities. The extent to which COVID-19, including any variants that have emerged or may emerge in the future, or any other health epidemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that we will be able to avoid a material impact on our business, financial condition and operating results from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in the “Risk Factors” section. In April 2023, President Biden signed legislation that ended the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

Our failure to comply with state, national and/or international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

Numerous laws and legislative and regulatory initiatives at the federal and state levels address privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California has enacted legislation—the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our Processing of personal information depending on the context. Further, California voters approved the California Privacy Rights Act of 2020, or CPRA, in November 2020. The CPRA went into effect on January 1, 2023. The CPRA, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Other states, including Colorado, Virginia, Utah, Connecticut, Iowa, Indiana, Tennessee, Florida, Texas, and Montana, have considered or have enacted legislation similar to the CCPA and CPRA. These developments create the possibility for a patchwork of overlapping but different state laws, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business.

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

As of June 30, 2023, we had 91 full-time employees, compared to 58 full-time employees as of December 31, 2022, and, in connection with the advancement of our development programs and becoming a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of research and clinical development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
▪
acquisition of intangible assets that could result in significant future amortization expenses;
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

Our product candidates are in the early stages of development. As of June 30, 2023, we have completed enrollment in an ongoing Phase 2 trial of VTX958 in patients with moderate to severe plaque psoriasis, and we are actively enrolling two additional Phase 2 trials of VTX958 in active psoriatic arthritis and moderately to severely active Crohn’s disease. We have also completed enrollment in an ongoing Phase 2 trial of VTX002 in patients with moderately to severely active UC. Additionally, we are conducting a Phase 2 proof-of-mechanism trial of our peripheral NLRP3 inhibitor VTX2735 in patients with CAPS, and a Phase 1 trial of our novel CNS-penetrant NLRP3 inhibitor VTX3232 in adult healthy volunteers. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of VTX958, VTX002, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, VTX958, VTX002 and VTX2735 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of VTX958, VTX002 and VTX2735 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to staffing shortages, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic, travel restrictions, or staffing shortages, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and disruptions could potentially impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, as of June 1, 2023, European patent applications and patents may be subject to the jurisdiction of the European Unified Patent Court (UPC). Further, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The establishment of the UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. As the UPC, as a single court system, can invalidate a European patent, we, where applicable, have opted out of the UPC and as such, each European patent would need to be challenged in each individual country.

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
▪
litigation or arbitration;
▪
natural disasters or major catastrophic events, such as the COVID-19 pandemic;
▪
general economic, political and market conditions and other factors; and
▪
the occurrence of any of the risks described in this “Risk Factors” section.

From June 30, 2022 until June 30, 2023, the closing price of our common stock has ranged from a low of $12.23 to a high of $46.65. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of August 7, 2023, we had 58,888,436 outstanding shares of common stock. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

For example, pursuant to the Form S-3ASR, we may sell shares of common stock under our Sales Agreement with Jefferies, as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. As of June 30, 2023, the Company has issued and sold 1,176,470 shares of common stock through the Sales Agreement.

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

As of June 30, 2023, our executive officers and directors and related entities beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

General Risk Factors

We are currently an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are currently an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We also currently qualify as a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (if we have less than $100 million in annual revenues in our most recent fiscal year), being able to present only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance, or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations and make our common stock less attractive to investors.

On the last business day of our second quarter in 2023, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. We will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies, subject to a transition period that allows for the Company to use smaller reporting company scaled disclosure for the Company’s Annual Report on Form 10-K for the year ending December 31, 2023. We expect to incur significant costs as a result of complying with additional compliance and reporting requirements, and our management and other personnel will need to devote a substantial amount of time to ensure that we comply with additional reporting requirements. Such initiatives and requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In connection with our loss of emerging growth company status as of December 31, 2023, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 in our Annual Report on Form 10-K for the year ending December 31, 2023.

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

We incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), and the Securities Exchange Act of 1934, as amended (the Exchange Act), as well as the rules of Nasdaq. These rules and regulations can significantly increase our accounting, legal, insurance, financial compliance and other costs and make some activities more time consuming. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

On the last business day of our second quarter in 2023, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Upon the loss of our status as an emerging growth company as of December 31, 2023, we will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. Nasdaq requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and Nasdaq requirements, significant resources and management oversight will be required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of the Registrant, as amended June 9, 2023.
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated December 12, 2022).
10.1	Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated May 11, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Ventyx Biosciences, Inc.

Date: August 10, 2023	By:	/s/ Martin Auster
Martin Auster, M.D.
Chief Financial Officer
(Principal financial officer and duly authorized to sign on behalf of the registrant)