Form 10-Q
period 2023-09-30
Ventyx Biosciences, Inc.
filed 2023-11-09
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 59,048,108 shares of common stock, $0.0001 par value per share, outstanding.

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
▪
any impact of the military conflicts in Ukraine or the Middle East or the imposition of sanctions against certain countries as a result thereof;
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

ii

▪
the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$56,610	$64,819
Marketable securities	244,209	253,122
Prepaid expenses and other assets	7,273	12,747
Total current assets	308,092	330,688
Property and equipment, net	686	407
Operating lease right-of-use assets	11,846	1,537
Marketable securities	—	38,672
Restricted cash	975	—
Other long-term assets	102	96
Total assets	$321,701	$371,400
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,338	$6,433
Accrued expenses (includes related party amounts of $417 and $64, respectively)	16,391	9,514
Current portion of operating lease liabilities	479	412
Total current liabilities	26,208	16,359
Operating lease liabilities, net of current portion	11,853	1,146
Total liabilities	38,061	17,505
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at September 30, 2023 and December 31, 2022; 58,993,108 and 57,025,847 shares issued at September 30, 2023 and December 31, 2022, respectively; 58,971,931 and 56,980,845 shares outstanding at September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	656,575	581,237
Accumulated other comprehensive loss	(507)	(1,123)
Accumulated deficit	(372,434)	(226,225)
Total stockholders' equity	283,640	353,895
Total liabilities and stockholders' equity	$321,701	$371,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (includes related party amounts of $417, $220, $776 and $653, respectively)	$49,750	$25,468	$133,747	$57,553
General and administrative	8,201	5,952	23,901	17,012
Total operating expenses	57,951	31,420	157,648	74,565
Loss from operations	(57,951)	(31,420)	(157,648)	(74,565)
Other (income) expense:
Interest income	(3,932)	(1,010)	(11,453)	(1,484)
Other expense	8	52	14	131
Total other (income) expense	(3,924)	(958)	(11,439)	(1,353)
Net loss	$(54,027)	$(30,462)	$(146,209)	$(73,212)
Unrealized gain (loss) on marketable securities	192	17	544	(1,204)
Foreign currency translation	11	(38)	72	(50)
Comprehensive loss	$(53,824)	$(30,483)	$(145,593)	$(74,466)
Net loss per share, basic and diluted	$(0.92)	$(0.59)	$(2.51)	$(1.43)
Weighted average common shares outstanding, basic and diluted	58,880,427	51,667,768	58,363,174	51,037,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2023 and 2022

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2023	58,713,982	$6	$646,918	$(710)	$(318,407)	$327,807
Issuance of common stock upon exercise of stock options	249,257	—	1,649	—	—	1,649
Issuance of common stock upon vesting of restricted common stock	8,692	—	—	—	—	—
Stock-based compensation expense	—	—	8,008	—	—	8,008
Unrealized loss on marketable securities	—	—	—	192	—	192
Foreign currency translation	—	—	—	11	—	11
Net loss	—	—	—	—	(54,027)	(54,027)
Balance at September 30, 2023	58,971,931	$6	$656,575	$(507)	$(372,434)	$283,640

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2022	50,899,066	$5	$404,987	$(1,291)	$(160,549)	$243,152
Issuance of common stock from private placement, net of issuance costs	5,350,000	1	165,434	—	—	165,435
Issuance of common stock upon exercise of stock options	370,338	—	1,262	—	—	1,262
Issuance of common stock upon vesting of restricted common stock	7,941	—	—	—	—	—
Stock-based compensation expense	—	—	4,167	—	—	4,167
Unrealized gain on marketable securities	—	—	—	17	—	17
Foreign currency translation	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(30,462)	(30,462)
Balance at September 30, 2022	56,627,345	$6	$575,850	$(1,312)	$(191,011)	$383,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2023 and 2022

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	56,980,845	$6	$581,237	$(1,123)	$(226,225)	$353,895
Issuance of common stock from at-the-market offering, net of commissions and offering expenses	1,176,470	—	48,408	—	—	48,408
Issuance of common stock upon exercise of stock options	770,934	—	4,273	—	—	4,273
Issuance of common stock upon vesting of restricted common stock	33,917	—	—	—	—	—
Shares issued under employee stock purchase plan	9,765	—	214	—	—	214
Stock-based compensation expense	—	—	22,443	—	—	22,443
Unrealized gain on marketable securities	—	—	—	544	—	544
Foreign currency translation	—	—	—	72	—	72
Net loss	—	—	—	—	(146,209)	(146,209)
Balance at September 30, 2023	58,971,931	$6	$656,575	$(507)	$(372,434)	$283,640

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	50,408,830	$5	$397,051	$(58)	$(117,799)	$279,199
Issuance of common stock from private placement, net of issuance costs	5,350,000	1	165,434	—	—	165,435
Issuance of common stock upon exercise of stock options	787,670	—	1,482	—	—	1,482
Issuance of common stock upon vesting of restricted common stock	71,771	—	—	—	—	—
Shares issued under employee stock purchase plan	9,074	—	115	—	—	115
Adjustment of offering expenses in the initial public offering	—	—	26	—	—	26
Stock-based compensation expense	—	—	11,742	—	—	11,742
Unrealized loss on marketable securities	—	—	—	(1,204)	—	(1,204)
Foreign currency translation	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(73,212)	(73,212)
Balance at September 30, 2022	56,627,345	$6	$575,850	$(1,312)	$(191,011)	$383,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(146,209)	$(73,212)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	98	77
Loss on impairment	285	—
Amortization of right-of-use assets - operating	440	243
Stock-based compensation	22,443	11,742
Accretion of marketable securities, net	(6,989)	(495)
Changes in operating assets and liabilities:
Prepaid expenses and other assets (includes related party amounts of $47 and ($16), respectively)	5,679	(1,549)
Operating lease liabilities	(234)	(227)
Accounts payable (includes related party amounts of ($1) and $229, respectively)	2,839	9,877
Accrued expenses (includes related party amounts of $353 and ($110), respectively)	6,781	2,037
Net cash used in operating activities	(114,867)	(51,507)
Cash flows from investing activities:
Purchases of marketable securities, available-for-sale	(243,607)	(142,508)
Proceeds from maturities of marketable securities, available-for-sale	298,725	208,580
Purchases of property and equipment	(303)	(163)
Net cash provided by investing activities	54,815	65,909
Cash flows from financing activities:
Proceeds from issuance of common stock from at-the-market offering, net of commissions and offering expenses	48,408	—
Proceeds from issuance of common stock from private placement, net of offering costs	—	176,530
Proceeds from exercise of stock options	4,273	1,482
Proceeds from issuance of common stock under employee stock purchase plan	214	115
Deferred offering costs	(151)	—
Net cash provided by financing activities	52,744	178,127
Effect of exchange rates on cash, cash equivalents and restricted cash	74	(50)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,234)	192,479
Cash, cash equivalents and restricted cash, beginning of period	64,819	70,791
Cash, cash equivalents and restricted cash, end of period	$57,585	$263,270

Supplemental disclosure for investing and financing non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$103	$—
Unpaid deferred offering costs	$59	$—
Unpaid private placement offering costs	$—	$11,095

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022 reflect the financial results of Ventyx Biosciences, Inc. on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

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

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023 or any future period.

Risks and Uncertainties

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the military conflicts in Ukraine and the Middle East, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused volatile changes to inflation globally. The Company’s business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, the Company has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which operations will be impacted in the short and long term, or the ways in which such instability could impact business and results of operations. The extent and duration of these market disruptions, whether as a result of military conflicts and effects of sanctions, geopolitical tensions, volatile changes to inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

Restricted Cash

Under the terms of the Company’s Sublease Agreement (the “Sublease”) executed in July 2023 with Neurocrine Biosciences, Inc. (“Neurocrine”) for office space in San Diego, California, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. Additionally, in August 2023, the Company opened a corporate credit card account with Bank of America requiring a secured cash deposit of $0.5 million. Both the letter of credit and secured credit card are secured by deposits totaling $1.0 million with the same bank. The Company classified these deposits as restricted cash in the condensed consolidated balance sheet as of September 30, 2023.

A reconciliation of the cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine months ended
	September 30,
	2023	2022
Cash and cash equivalents	$56,610	$263,270
Restricted cash	975	—
Total cash, cash equivalents and restricted cash	$57,585	$263,270

Impairment of Long-Lived Assets

The Company reviews long-lived assets, primarily comprised of property, equipment and operating lease right-of-use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. If the asset or asset group is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset or asset group exceeds the projected discounted future net cash flows arising from the asset or asset group.

As a result of the Company entering into the Sublease in July 2023 with Neurocrine for office space in San Diego, California which became the Company’s headquarters in August 2023, the Company determined impairment testing triggers had occurred for the Encinitas, California ROU asset and the associated furniture and fixtures (collectively, the “Encinitas Asset Group”) as of July 21, 2023. Accordingly, the Company analyzed undiscounted cash flows for the Encinitas Asset Group. Based on the undiscounted cash flow analysis, the Company determined that the estimated net carrying value of the Encinitas Asset Group exceeded undiscounted cash flows and therefore, the Encinitas Asset Group was impaired and recorded a loss on impairment of $0.3 million. See Note 7, Leases, in the notes to the unaudited condensed consolidated financial statements for further discussion.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in additional impairment charges, and such changes could be material.

Deferred Offering Costs

The Company has deferred offering costs consisting of accounting and legal fees directly attributable to the Open Market Sales AgreementSM (“Sales Agreement”) with Jefferies LLC (“Jefferies”). Costs are deferred until shares are sold under the Sales Agreement, at which time they are reclassified to additional paid-in capital as a reduction against the proceeds received.

Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the Financial Accounting Standards Board (“FASB”) with respect to fair value reporting for financial and non-financial assets and liabilities. The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Financial assets measured at fair value on a recurring basis include cash equivalents and marketable securities.

Certain non-financial assets are measured at fair value on a nonrecurring basis, generally as a result of the remeasurement of assets resulting in impairment charges. The Company utilizes Level 3 inputs in the determination of the initial fair value using certain assumptions. Non-financial assets, such as ROU assets and property and equipment, are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value when impairment is recognized. None of the Company’s non-financial liabilities are recorded at fair value on a nonrecurring basis.

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

Fair Value Measurements-Recurring Basis

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

Level 2: Inputs, other than the quoted prices included in Level 1, that are either directly or indirectly observable.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$52,318	$—	$—	$52,318
Total cash equivalents	52,318	—	—	52,318
Marketable securities
U.S. government agency securities	—	91,827	—	91,827
Commercial paper	—	135,161	—	135,161
Asset backed securities	—	17,221	—	17,221
Total marketable securities	—	244,209	—	244,209
Total assets	$52,318	$244,209	$—	$296,527

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$22,721	$—	$—	$22,721
Total cash equivalents	22,721	—	—	22,721
Marketable securities
U.S. Treasury securities	39,567	—	—	39,567
U.S. government agency securities	—	74,979	—	74,979
Corporate debt securities	—	2,990	—	2,990
Commercial paper	—	171,866	—	171,866
Asset backed securities	—	2,392	—	2,392
Total marketable securities	39,567	252,227	—	291,794
Total assets	$62,288	$252,227	$—	$314,515

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. There were no transfers into or out of Level 3 securities during the nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. government agency securities	$92,136	$—	$(309)	$91,827
Commercial paper	135,346	2	(187)	135,161
Asset backed securities	17,275	—	(54)	17,221
Total marketable securities	$244,757	$2	$(550)	$244,209

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$39,989	$—	$(422)	$39,567
U.S. government agency securities	75,337	—	(358)	74,979
Corporate debt securities	3,005	—	(15)	2,990
Commercial paper	172,162	20	(316)	171,866
Asset backed securities	2,393	—	(1)	2,392
Total marketable securities	$292,886	$20	$(1,112)	$291,794

All of the Company’s marketable securities as of September 30, 2023 have maturity dates of less than one year.

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

As of September 30, 2023, all available-for-sale marketable securities were in an unrealized loss position, all of which had been in an unrealized loss position for less than 12 months. As of December 31, 2022, 37 available-for-sale marketable securities were in an unrealized loss position. Of the 37 available-for-sale marketable securities in an unrealized loss position, 32 had been in an unrealized loss position for less than 12 months and 5 had been in an unrealized loss position for greater than 12 months.

The Company evaluated the securities individually for impairment and considered factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the security before its anticipating recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized losses are the result of a credit loss as of September 30, 2023 because the Company does not intend to sell these securities prior to maturity and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As such, the Company did not record an allowance for credit losses as of September 30, 2023. The decline in market value in the Company’s marketable securities was primarily attributable to an increase in interest rates during the nine months ended September 30, 2023 and the year ended December 31, 2022.

Accrued interest receivable on available-for-sale marketable securities, included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets, was $1.1 million and $0.9 million at September 30, 2023 and December 31, 2022, respectively.

Nonrecurring Fair Value Measurements

During the three months ended September 30, 2023, the Company measured the Encinitas Asset Group at fair value, which resulted in impairment charges. The fair value of the Encinitas Asset Group was determined using a discounted cash flow (“DCF”) model, which estimated the net present value of future net cash flows that a market participant would pay to use the Encinitas Asset Group for the remaining lease term. The key inputs to the DCF model included future projections of cash rental payments and a discount rate.

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Internal-use software	$208	$188
Laboratory equipment	169	142
Furniture and fixtures	109	104
Computer hardware and software	58	68
Construction in progress	309	—
Property and equipment, gross	853	502
Less: accumulated depreciation	(167)	(95)
Property and equipment, net	$686	$407

During the three and nine months ended September 30, 2023 and 2022, depreciation expense was immaterial.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development costs	$6,460	$2,450
Accrued payroll liabilities	5,276	4,208
Accrued clinical trial costs	2,537	1,235
Other accrued liabilities	1,701	1,557
Accrued related party liabilities	417	64
Total accrued expenses	$16,391	$9,514

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

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 par value as of September 30, 2023 and December 31, 2022. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalent shares) as of September 30, 2023:

September 30,
2023
Issued and outstanding:
Stock options	8,975,249
Restricted stock awards	21,177
Restricted stock units	752,737
Authorized for future issuance:
2021 Equity Incentive Plan	1,700,031
2021 Employee Stock Purchase Plan	1,049,336
Total	12,498,530

7. Leases

In July 2023, the Company entered into a Sublease with Neurocrine for office space in San Diego, California which became the Company’s headquarters in August 2023. Under the terms of the Sublease, the Company leased the second floor of the building, including certain furniture and fixtures, located at 12790 El Camino Real in San Diego, California consisting of approximately 35,016 rentable square feet of office space. The term of this non-cancellable lease commenced on July 21, 2023, and will end on July 31, 2031. The Company is subleasing the premises for $1.0 million in the first year with 3% annual increases in each subsequent year. The Sublease included rent abatement for the second through the seventh full calendar months of the lease term. In lieu of a cash security deposit under the Sublease, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. The letter of credit is secured by a deposit of $0.5 million with the same bank. In applying ASC 842, the Company elected the practical expedient to not separate non-lease components from lease components and concluded the Sublease should be classified as an operating lease. As the Sublease did not provide an implicit rate, the Company used its incremental borrowing rate available at commencement date in determining the present value of lease payments. The Company recognized an operating lease liability of $11.0 million and a corresponding operating lease right-of-use asset of approximately $11.0 million on the condensed consolidated balance sheet as of September 30, 2023.

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

As noted in Note 2, Summary of Significant Accounting Policies, the Company tests ROU assets when impairment indicators are present. During the three months ended September 30, 2023, the Company determined impairment triggers had occurred for the Encinitas Asset Group when the Sublease was executed and the Company moved its headquarters to the office space in San Diego, California. Therefore, the Company performed an undiscounted cash flow analysis for the Encinitas Asset Group as of July 21, 2023. Based on the undiscounted cash flow analysis, the Company determined the Encinitas Asset Group had a net carrying value that exceeded its estimated undiscounted future cash flows and the fair value for the Encinitas Asset Group. The fair value of the Encinitas Asset Group measured on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair value was compared to the net carrying value and as a result, the Encinitas Asset Group held and used with a carrying amount of $1.4 million was determined to have a fair value of $1.1 million, resulting in an impairment charge of $0.3 million, of which an immaterial amount was associated with the furniture and fixtures included in the Encinitas Asset Group. During the three and nine months ended September 30, 2023, $0.2 million of the impairment charge was recorded in research and development expenses and $0.1 million of the impairment charge was recorded in general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.

The Company’s leases have remaining terms ranging between one year to eight years. The leases contain various termination options. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 7.3 years and 9.9%, respectively, at September 30, 2023.

During the three and nine months ended September 30, 2023, the Company recognized operating lease costs of $0.5 million and $0.8 million, respectively, and an immaterial amount of variable lease costs in both periods. During the three and nine months ended September 30, 2022, the Company recognized operating lease costs of $0.1 million and $0.3 million, respectively, and an immaterial amount of variable lease costs in both periods. In addition, the Company made cash payments of $0.6 million and $0.3 million for operating leases during the nine months ended September 30, 2023 and 2022, respectively, which are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2023 is as follows (in thousands):

Nine months
ended
September 30,
2023
Noncash activity:
Right-of-use assets obtained in exchange for operating lease liabilities	$11,007

The Company’s right-of-use assets and lease liabilities were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$11,846	$1,537
Liabilities:
Current portion of operating lease liabilities	479	412
Operating lease liabilities, net of current portion	11,853	1,146
Total lease liabilities	$12,332	$1,558

Future minimum payments under non-cancellable leases as of September 30, 2023 were as follows (in thousands):

Years ending December 31,
2023 (3 months remaining)	$134
2024	2,197
2025	2,575
2026	2,390
2027	2,199
Thereafter	8,427
Total future minimum lease payments	17,922
Less: imputed interest	(5,590)
Present value of lease liabilities	12,332
Less: lease liabilities, current	(479)
Lease liabilities, net of current portion	$11,853

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

Options granted under the 2019 Plan and 2021 Plan (collectively, the “Plans”) generally vest over a period of between one and four years and expire ten years from grant date. As of September 30, 2023 and December 31, 2022, the Company had 9,018,173 and 6,161,504 shares, respectively, authorized for issuance under the Plans, and 1,700,031 and 1,195,138 shares, respectively, remained available for grant.

Total stock-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$4,112	$1,623	$11,443	$4,418
General and administrative	3,896	2,544	11,000	7,324
Total stock-based compensation expense	$8,008	$4,167	$22,443	$11,742

Stock-based compensation expense by type of share-based award (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options	$6,864	$3,462	$19,103	$9,583
Restricted stock awards	27	28	82	84
Restricted stock units	1,051	639	3,097	1,939
Employee Stock Purchase Plan	66	38	161	136
Total stock-based compensation expense	$8,008	$4,167	$22,443	$11,742

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	7,592,856	$11.82	8.74	$159,929
Granted	2,684,739	35.08
Exercised	(770,934)	5.54
Forfeited and cancelled	(531,412)	25.66
Outstanding as of September 30, 2023	8,975,249	$18.41	8.47	$149,197
Vested and expected to vest as of September 30, 2023	8,975,249	$18.41	8.47	$149,197
Exercisable as of September 30, 2023	3,537,879	$10.56	7.88	$85,541

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $22.56 and $10.01 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $22.5 million and $13.2 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

Nine months ended
September 30,
	2023	2022
Risk-free interest rate	3.4% - 4.8%	0.9% - 3.6%
Expected volatility	68.4% - 73.5%	67.9% - 75.0%
Expected term (in years)	0.4 - 10.0	0.3 - 10.0
Expected dividend yield	—	—

During the nine months ended September 30, 2023, the Company recorded incremental stock-based compensation expense of approximately $0.1 million pertaining to the modification of stock options in connection with the termination of one employee. During the nine months ended September 30, 2022, the Company recorded incremental stock-based compensation expense of approximately $0.3 million pertaining to the modification of stock options in connection with the termination of two employees. The modifications during the nine months ended September 30, 2023 and 2022 provided for an acceleration of unvested options, resulting in a change in compensation expense that was immediately recognized. As of September 30, 2023, unrecognized stock-based compensation was $76.6 million which is expected to be recognized over the weighted average period of 2.7 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of three years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the nine months ended September 30, 2023 and 2022, the Company did not repurchase any unvested shares.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2023:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2022	45,002	$3.45
Vested	(23,825)	3.45
Unvested balance as of September 30, 2023	21,177	$3.45

The Company records a liability for unvested restricted stock awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was immaterial as of September 30, 2023 and 2022. The total fair value of restricted stock awards vested during the nine months ended September 30, 2023 and 2022 was immaterial. As of September 30, 2023, there was approximately $0.1 million of unrecognized stock-based compensation cost pertaining to restricted stock awards that will be recognized over a weighted average period of 0.6 years.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of four years. The following table summarizes restricted stock unit activity for the nine months ended September 30, 2023:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested Balance as of December 31, 2022	569,757	$15.86
Granted	203,511	$32.83
Vested	(10,092)	$20.92
Forfeited	(10,439)	$32.18
Unvested balance as of September 30, 2023	752,737	$20.16

As of September 30, 2023, there was approximately $12.0 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 2.6 years.

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

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. During the nine months ended September 30, 2023 and 2022, 9,765 and 9,074 shares, respectively, were issued under the ESPP at average share prices of $21.91 and $12.62, respectively.

9. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(54,027)	$(30,462)	$(146,209)	$(73,212)
Denominator:
Weighted average common shares outstanding, basic and diluted	58,880,427	51,667,768	58,363,174	51,037,771
Net loss per share, basic and diluted	$(0.92)	$(0.59)	$(2.51)	$(1.43)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at September 30, 2023 and 2022, because to do so would be anti-dilutive:

	September 30,
	2023	2022
Shares issuable upon exercise of stock options	8,975,249	7,169,752
Unvested restricted stock units	752,737	678,837
Unvested restricted stock awards	21,177	52,943
Shares purchasable under the 2021 Employee Stock Purchase Plan	12,297	13,804
Total	9,761,460	7,915,336

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

Expense recognized by the Company under the related party Support Services Agreement with Bayside was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development - Bayside	$417	$220	$776	$653
Total research and development - related party	$417	$220	$776	$653

At September 30, 2023 and December 31, 2022, the Company had accounts payable and accrued expenses due to related parties of $0.4 million and $0.1 million, respectively. At September 30, 2023 and December 31, 2022, the Company had an immaterial amount of prepaid expenses and other current assets due from related parties.

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. We are developing VTX958, a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor, for the treatment of moderately to severely active Crohn’s disease. In the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis. Based on these results, we have elected to terminate ongoing activities in the Phase 2 trials of VTX958 in plaque psoriasis and psoriatic arthritis. We are also conducting a Phase 2 trial of VTX958 in moderately to severely active Crohn’s disease, for which we expect to conduct an interim efficacy analysis in the first quarter of 2024. Full topline data from the Phase 2 Crohn’s disease trial are expected later in 2024. In addition, we are developing VTX002, a sphingosine 1 phosphate receptor (S1P1R) modulator for the treatment of moderately to severely active ulcerative colitis (UC). In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis. We expect to initiate a Phase 3 trial of VTX002 in ulcerative colitis in 2024. Our third product candidate, VTX2735, is a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor. We are conducting a Phase 2 trial for VTX2735 in cryopyrin-associated periodic syndrome (CAPS) patients and continue to evaluate additional indications for clinical development. We expect to provide a data update from the Phase 2 trial of VTX2735 in CAPS during the first quarter of 2024. In addition to VTX2735, we are conducting a Phase 1 trial of VTX3232, our novel CNS-penetrant NLRP3 inhibitor, in healthy volunteers. We expect to provide a data update from the Phase 1 trial of VTX3232 during the first quarter of 2024.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $108.4 million and $83.7 million for the years ended December 31, 2022 and 2021, respectively. Our net losses were $54.0 million and $30.5 million for the three months ended September 30, 2023 and 2022, respectively, and $146.2 million and $73.2 million for the nine months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $372.4 million as of September 30, 2023. We expect our expenses and operating losses may increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

Impact of Macroeconomic Factors

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the military conflicts in Ukraine and the Middle East, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused volatile changes to inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflicts in Ukraine and the Middle East and effects of related sanctions, geopolitical tensions, volatile changes to inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
VTX958	$23,281	$8,438	$62,604	$18,238
VTX002	10,642	7,956	28,776	15,690
VTX2735	908	3,050	2,401	6,862
VTX3232	1,644	2,002	3,711	3,348
Unallocated research and development expenses	13,275	4,022	36,255	13,415
Total research and development expenses	$49,750	$25,468	$133,747	$57,553

Substantially all of our research and development expenses to date have been incurred in connection with the discovery and development of our product candidates. We expect our research and development expenses may increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development, including the conduct of our ongoing and planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development of product candidates is highly uncertain and subject to numerous risks and uncertainties. Accordingly, at this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates and to obtain regulatory approval for one or more of these product candidates.

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

We expect that our general and administrative expenses may increase for the foreseeable future as we expand operations, increase our headcount to support our continued research and development activities and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have also incurred, and expect to continue to incur, increased costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations and disclosure and similar requirements applicable to public companies, particularly as we will cease to be an emerging growth company and smaller reporting company as of December 31, 2023. Additionally, if and when we believe that regulatory approval of a product candidate appears likely, we may incur significant increases in our general and administrative expenses related to the sales and marketing of any approved product candidate.

Results of Operations

The amounts presented below for the three and nine months ended September 30, 2023 and 2022 reflect the financial results of Ventyx Biosciences, Inc. on a consolidated basis.

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

The following table summarizes our condensed consolidated results of operations for the three months ended September 30, 2023 and 2022:

	Three months ended
	September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $417 and $220, respectively)	$49,750	$25,468	$24,282
General and administrative	8,201	5,952	2,249
Total operating expenses	57,951	31,420	26,531
Loss from operations	(57,951)	(31,420)	(26,531)
Other (income) expense:
Interest income	(3,932)	(1,010)	(2,922)
Other expense	8	52	(44)
Total other (income) expense	(3,924)	(958)	(2,966)
Net loss	$(54,027)	$(30,462)	$(23,565)
Unrealized gain on marketable securities	192	17	175
Foreign currency translation	11	(38)	49
Comprehensive loss	$(53,824)	$(30,483)	$(23,341)

Research and Development Expense

Research and development expenses were $49.8 million and $25.5 million for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, most research and development expenses have been related to the development of our product candidates.

For the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, there was a net increase in research and development expenses of approximately $24.3 million. This increase was comprised of increases in costs between periods associated with the Phase 1 and Phase 2 trials for VTX958 of approximately $14.8 million, the Phase 2 trial for VTX002 of approximately $2.7 million, offset by decreases in the Phase 1 and Phase 2 trials for VTX2735 of $2.1 million and IND enabling studies and the Phase 1 trial for VTX3232 of approximately $0.4 million. There were also increases in stock-based compensation expense of approximately $2.5 million and compensation-related expenses of approximately $4.2 million. Additionally, approximately $2.6 million of the increase between periods was attributable to professional service fees incurred, non-program specific discovery costs, facility related costs, software license and support costs and travel costs.

General and Administrative Expense

General and administrative expenses were $8.2 million and $6.0 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $2.2 million was due to increased personnel costs, including stock-based compensation expense of approximately $1.4 million and compensation-related expenses of approximately $0.8 million.

Other Income

Other income was $3.9 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

The following table summarizes our condensed consolidated results of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $776 and $653, respectively)	$133,747	$57,553	$76,194
General and administrative	23,901	17,012	6,889
Total operating expenses	157,648	74,565	83,083
Loss from operations	(157,648)	(74,565)	(83,083)
Other (income) expense:
Interest income	(11,453)	(1,484)	(9,969)
Other expense	14	131	(117)
Total other (income) expense	(11,439)	(1,353)	(10,086)
Net loss	$(146,209)	$(73,212)	$(72,997)
Unrealized gain (loss) on marketable securities	544	(1,204)	1,748
Foreign currency translation	72	(50)	122
Comprehensive loss	$(145,593)	$(74,466)	$(71,127)

Research and Development Expense

Research and development expenses were $133.7 million and $57.6 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, most research and development expenses have been related to the development of our product candidates.

For the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, there was a net increase in research and development expenses of approximately $76.2 million. This increase was comprised of increases in costs between periods associated with the Phase 1 and Phase 2 trials for VTX958 of approximately $44.4 million, the Phase 2 trial for VTX002 of approximately $13.1 million and IND enabling studies and the Phase 1 trial for VTX3232 of approximately $0.4 million, offset by a decrease in costs associated with the Phase 1 and Phase 2 trials for VTX2735 of $4.5 million. There were also increases in stock-based compensation expense of approximately $7.0 million and compensation-related expenses of approximately $11.7 million. Additionally, approximately $4.1 million of the increase between periods was attributable to professional service fees incurred, non-program specific discovery costs, facility related costs, software license and support costs and travel costs.

General and Administrative Expense

General and administrative expenses were $23.9 million and $17.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $6.9 million was primarily due to increased personnel costs, including stock-based compensation expense of approximately $3.7 million, compensation-related expenses of approximately $1.9 million and professional service fees of approximately $1.5 million, and other general and administrative expenses of approximately $0.3 million, including investor relations costs, facility related costs, software license and support costs and travel costs. These increases were offset by a decrease in insurance costs of approximately $0.5 million.

Other Income

Other income was $11.4 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through September 30, 2023, we have funded our operations primarily through the issuance of equity and debt securities. Prior to our initial public offering (IPO) in October 2021, we issued an aggregate of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. In September 2022, through the closing of our private placement, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. In February 2023, we received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us from the sale of shares of our common stock through the Sales Agreement. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $300.8 million, excluding restricted cash of $1.0 million.

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Future Funding Requirements

To date, we have generated no revenue and do not expect to generate revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. In addition, our expenses may significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Moreover, we continue to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of our product candidates, we may incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. Our expenses may increase substantially if and as we:

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

Based upon our current operating plan, we expect that our cash, cash equivalents and marketable securities as of September 30, 2023, will enable us to fund our operating expenses and capital expenditures requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Short-term liquidity needs pertaining to our operating leases is approximately $1.7 million. Long-term liquidity needs pertaining to our operating leases is approximately $16.2 million with our last minimum lease payment due in July 2031. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $300.8 million, excluding restricted cash of $1.0 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine months ended
	September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(114,867)	$(51,507)
Investing activities	$54,815	$65,909
Financing activities	$52,744	$178,127

Operating Activities

Net cash used in operating activities was $114.9 million for the nine months ended September 30, 2023 and was primarily due to our net loss of $146.2 million offset by $16.3 million for noncash items and a net increase of $15.1 million in operating assets and liabilities. The noncash items included approximately $22.4 million for stock-based compensation expense, approximately $0.5 million for the amortization of operating right-of-use assets and depreciation expense and approximately $0.3 million for the loss on impairment of the Encinitas ROU asset and associated furniture and fixtures, offset by approximately $7.0 million for the net accretion of investments in available-for-sale marketable securities. The $15.1 million change in operating assets and liabilities was primarily attributable to an increase in accrued expenses and accounts payable of approximately $9.6 million and a decrease in prepaid expenses and other assets of approximately $5.7 million, offset by a decrease in operating lease liabilities of approximately $0.2 million.

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

Investing Activities

Net cash provided by investing activities was $54.8 million for the nine months ended September 30, 2023 and was primarily related to $298.7 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $243.6 million of investments in available-for-sale marketable securities.

Net cash provided by investing activities was $65.9 million for the nine months ended September 30, 2022 and was related to $208.6 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $142.5 million of investments in available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities was $52.7 million for the nine months ended September 30, 2023 and was attributable to approximately $48.4 million in net proceeds from the issuance of common stock under the Sales Agreement and $4.3 million in proceeds from the exercise of stock options.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to prepaid and accrued clinical trial and research and development costs, the measurement of the fair value of stock-based awards, available-for-sale marketable securities, the measurement of operating lease right-of-use assets and operating lease liabilities, and the evaluation of long-lived assets for impairment. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the nine months ended September 30, 2023, there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2023, other than the addition described below.

Long-Lived Assets

We evaluate long-lived assets, including property, equipment and operating lease right-of-use (ROU) assets, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If the asset or asset group is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset or asset group exceeds its fair value.

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in additional impairment charges, and such changes could be material.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, we may not be able to compete effectively or operate profitably; and
▪
Our stock price has been and may continue to be volatile and could fluctuate widely in response to many factors, including, without limitation, announcements of the results of clinical trials by us, our collaborators or our competitors, or positive or negative developments with respect to similar products, including those being developed by our collaborators or our competitors.

Risks Related to Our Business

We have a history of operating losses and have incurred significant losses since our inception. We expect to continue to incur significant losses and we may never be profitable.

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2022, we incurred a net loss of $108.4 million, compared with a net loss of $83.7 million for the year ended December 31, 2021. As of September 30, 2023, we had an accumulated deficit of $372.4 million. For the nine months ended September 30, 2023, we incurred a net loss of $146.2 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses may increase substantially in the foreseeable future. As of September 30, 2023, we had an accumulated deficit of $372.4 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. Our research and development and our operating costs have also been substantial and are expected to increase. We will also require a significant additional amount of capital to commercialize any approved products.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $300.8 million, excluding restricted cash of $1.0 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. In September 2022, we raised gross proceeds of $176.6 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. In February 2023, we raised gross proceeds of $50.0 million in connection with the sale of common stock through our Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund operations into 2025. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

Our product candidates will require substantial additional clinical and non-clinical development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events, failure to achieve primary endpoints in clinical trials or failure to meet certain internal targets to support further development. In the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis.

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

The clinical trials of our product candidates are, and, if approved, the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. For our small molecule product candidates, we will need to demonstrate that they are safe and effective for their target indications and must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. Regulatory authorities may ultimately disagree with our chosen endpoints or may find that our clinical studies or clinical study results do not support product approval. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis. Based on these results, we have elected to terminate ongoing activities in the Phase 2 trials of VTX958 in plaque psoriasis and psoriatic arthritis.

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

In particular, we are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to-severe ulcerative colitis (UC) with enrollment originally projected to include patients at clinical sites in Russia, Belarus and Ukraine. As a result of the military conflict in Ukraine, we terminated plans to open clinical trial sites in Russia, Belarus and Ukraine, which impacted our original clinical trial strategy. Enrollment has completed in the Phase 2 trial of VTX002 in ulcerative colitis and we reported positive results from the trial in the fourth quarter of 2023. The long-term extension period of the trial remains ongoing. While enrollment in this trial has concluded, our operations at additional sites in the region could also be impacted in future clinical trials of VTX002. The ongoing conflict has also impacted site selection in the ongoing Phase 2 trial of VTX958 in moderate-to-severe Crohn’s disease, for which enrollment is ongoing. Additionally, if our relationships with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Furthermore, the United States and its European allies have imposed significant new sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws.

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

Due to the promising clinical therapeutic effect of competitor therapies in clinical trials, we anticipate substantial direct competition from other organizations developing treatments for inflammatory diseases and autoimmune disorders, such as UC and CD. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Bristol-Myers Squibb (BMS), Pfizer and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

We are developing our lead product candidates, VTX958, VTX002, VTX2735 and VTX3232, for the treatment of inflammatory diseases and autoimmune disorders, including moderately to severely active ulcerative colitis and Crohn’s disease. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX958, if approved, it would compete with injected biologic therapies and non-injectable systemic therapies approved or in development for the treatment of Crohn’s disease. With respect to VTX002, if approved, it would compete with a number of companies developing product candidates, as well as Zeposia (ozanimod), which is an S1P receptor modulator marketed by BMS, and Velsipity (etrasimod), which is an S1P receptor modulator marketed by Pfizer. With respect to VTX2735 and VTX3232, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including Inzomelid and Somalix being developed by Roche. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

We are actively enrolling a Phase 2 trial of VTX958 in moderately to severely active Crohn’s disease. In addition, we announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis during the fourth quarter of 2023. We expect to initiate a Phase 3 trial of VTX002 in ulcerative colitis in 2024. Additionally, we are conducting a Phase 2 trial of our peripheral NLRP3 inhibitor VTX2735 in patients with Cryopyrin-Associated Periodic Syndrome (CAPS), and a Phase 1 trial of our novel CNS-penetrant NLRP3 inhibitor VTX3232 in adult healthy volunteers. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We plan to initiate trials in multiple indications, such as moderately to severely active ulcerative colitis and Crohn’s disease, among others. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our NDA filing timelines or permit competitors to obtain approvals that may alter our NDA filing strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

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

Numerous laws and legislative and regulatory initiatives at the federal and state levels address privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California has enacted legislation—the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our Processing of personal information depending on the context. Further, California voters approved the California Privacy Rights Act of 2020, or CPRA, in November 2020. The CPRA went into effect on January 1, 2023. The CPRA, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Other states, including Colorado, Virginia, Utah, Connecticut, Iowa, Indiana, Tennessee, Florida, Texas, Oregon, Delaware, and Montana, have considered or have enacted legislation similar to the CCPA and CPRA. These developments create the possibility for a patchwork of overlapping but different state laws, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business.

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

Our chief executive officer, Dr. Mohan, serves as a Partner and Senior Advisor at New Science Ventures, and Dr. Mohan, Mr. Krueger, our chief business officer, and Dr. Nuss, our chief scientific officer, serve as officers of, and hold ownership interests in, Escalier Biosciences BV and Vimalan Biosciences, Inc. Escalier Biosciences and Vimalan Biosciences are in the business of discovering and developing therapies for the treatment of inflammatory diseases and autoimmune disorders. As a result, they or other companies affiliated with Dr. Mohan, Mr. Krueger and Dr. Nuss may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). As a result, the interests of Dr. Mohan, Mr. Krueger and Dr. Nuss may not be aligned with our other stockholders and they may from time to time be incentivized to take certain actions that benefit their other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Mohan, Mr. Krueger and Dr. Nuss and the companies with which they are involved could impact us.

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

As of September 30, 2023, we had 99 full-time employees, compared to 58 full-time employees as of December 31, 2022. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our product candidates are in the early stages of development. We are actively enrolling a Phase 2 trial of VTX958 in moderately to severely active Crohn’s disease. We also recently completed a Phase 2 trial of VTX002 in patients with moderately to severely active UC, and we plan to initiate a Phase 3 trial of VTX002 in moderately to severely active UC in 2024. Additionally, we are conducting a Phase 2 trial of our peripheral NLRP3 inhibitor VTX2735 in patients with CAPS, and a Phase 1 trial of our novel CNS-penetrant NLRP3 inhibitor VTX3232 in adult healthy volunteers. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of VTX958, VTX002, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, VTX958, VTX002 and VTX2735 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of VTX958, VTX002 and VTX2735 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry, including heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In an effort to curb Medicare Patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs, as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges and any future legislative, executive, and administrative actions and agency rules implemented by the government on us and the biopharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.

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

From September 30, 2022 until September 30, 2023, the closing price of our common stock has ranged from a low of $24.16 to a high of $46.65. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of November 6, 2023, we had 59,048,108 outstanding shares of common stock. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

For example, pursuant to the Form S-3ASR, we may sell shares of common stock under our Sales Agreement with Jefferies, as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. As of September 30, 2023, the Company has issued and sold 1,176,470 shares of common stock through the Sales Agreement.

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

As of September 30, 2023, our executive officers and directors and related entities beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as amended June 9, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 10, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated December 12, 2022).
10.1

Sublease Agreement, dated July 21, 2023, by and between the Company and Neurocrine Biosciences (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 26, 2023).

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

Ventyx Biosciences, Inc.

Date: November 9, 2023	By:	/s/ Martin Auster
Martin Auster, M.D.
Chief Financial Officer
(Principal financial officer and duly authorized to sign on behalf of the registrant)