Form 10-K
period 2023-12-31
Ventyx Biosciences, Inc.
filed 2024-02-27
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40928

Ventyx Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2996852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12790 El Camino Real, Suite 200 San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 593-4832

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VTYX	The Nasdaq Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2023, as reported by The Nasdaq Stock Global Select Market on such date, was approximately $1.3 billion. Shares of the registrant's common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 22, 2024, the registrant had 59,252,349 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. VTX002 is a sphingosine 1 phosphate receptor (S1P1R) modulator in development for patients with moderately to severely active ulcerative colitis (UC). During the fourth quarter of 2023, we reported positive topline results from a Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis. We expect to provide a data update from the open label extension period of the Phase 2 trial during the first quarter of 2024. Additionally, activities are underway to support initiation of a Phase 3 trial of VTX002 in ulcerative colitis during the second half of 2024. VTX958 is a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor in Phase 2 development for the treatment of moderately to severely active Crohn’s disease. We expect to report topline data from the Phase 2 trial of VTX958 in Crohn's disease during the middle of 2024. Our third product candidate, VTX2735, is a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor. We expect to announce topline results from a Phase 2 proof-of-concept trial for VTX2735 in cryopyrin-associated periodic syndrome (CAPS) patients during the first quarter of 2024. Our fourth product candidate, VTX3232, is a novel CNS-penetrant NLRP3 inhibitor in Phase 1 development. We expect to report results from a Phase 1 trial of VTX3232 in adult healthy volunteers during the first quarter of 2024.

Figure 1: Pipeline of current clinical programs

VTX002 (S1P1R Modulator)

VTX002 is an oral, selective peripherally restricted S1P1R modulator designed to have high selectivity for the S1P1 receptor. In a Phase 1 trial in healthy volunteers, VTX002 was well tolerated at all doses tested with no serious adverse events. In addition, VTX002 showed a dose-dependent and steady-state reduction in ALC of up to 65%. Reduction in circulating ALCs is recognized as a validated biomarker for efficacy in S1P1-mediated diseases, and S1P1 signaling has been identified as a key regulator of lymphocyte migration from lymph nodes into circulation. The blockade of this axis is a validated therapeutic approach in controlling aberrant leukocyte migration into the mucosa in inflammatory bowel disease (“IBD"). During the fourth quarter of 2023, we reported positive topline results from a Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis. We expect to provide a data update from the open label extension period of the Phase 2 trial during the first quarter of 2024. Additionally, activities are underway to support initiation of a Phase 3 trial of VTX002 in ulcerative colitis during the second half of 2024.

VTX958 (TYK2 Inhibitor)

VTX958 is an oral, selective allosteric inhibitor of TYK2, an intracellular signaling kinase in the JAK family. The JAK signal transduction and activator of transcription (STAT) signaling pathway is implicated in the pathogenesis of numerous inflammatory and autoimmune diseases. By inhibiting TYK2-mediated signal transduction, VTX958 has the potential to suppress chronic inflammation while avoiding inhibition of other related members of the JAK family, such as JAK1, JAK2 and JAK3, thereby reducing the associated risk of infections and other side effects. In a Phase 1 single and multiple ascending dose clinical trial of VTX958 in healthy volunteers, VTX958 was well tolerated and demonstrated durable TYK2 target coverage as measured by target cytokines IL-12, IL-23 and IFNα. In the fourth quarter of 2023, we announced topline results from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the trial achieved its primary endpoint, the degree of efficacy observed did not meet our internal threshold for advancement into Phase 3, leading to our decision to discontinue development of VTX958 in both plaque psoriasis and psoriatic arthritis.

We continue to evaluate VTX958 in a Phase 2 trial in patients with moderately to severely active Crohn’s disease. In February 2024, we implemented a protocol amendment for the ongoing Phase 2 trial to streamline trial design and accelerate potential detection of an efficacy signal. As a result of the protocol amendment, target enrollment in the trial was revised from approximately 132 patients to approximately 93 patients. The trial’s sole primary endpoint is now the change from baseline in the mean Crohn’s disease activity index (CDAI) score at Week 12, while the proportion of patients achieving endoscopic response at Week 12 will be evaluated as a key secondary endpoint. We anticipate completing randomization of the trial during the first quarter of 2024 and expect to report topline results from the Phase 2 Crohn’s disease trial during the middle of 2024.

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

VTX2735 is our lead peripherally-restricted NLRP3 inhibitor candidate. In June 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX2735 in healthy volunteers, in which VTX2735 was well tolerated and demonstrated robust and durable inhibition of NLRP3 activity as measured by IL-1β. Based on these results, we initiated a Phase 2 proof-of-concept trial with VTX2735 in CAPS patients. We expect to announce topline results from the Phase 2 trial during the first quarter of 2024.

In addition to VTX2735, we are developing VTX3232, our lead CNS-penetrant NLRP3 inhibitor. We are conducting a Phase 1 single and multiple ascending dose trial of VTX3232 in healthy volunteers, and we expect to report topline results from this trial in the first quarter of 2024.

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

The three key elements to achieve this strategy include:

Focusing on the identification and development of differentiated product candidates against high value, validated immunology targets that address efficacy and safety limitations of currently approved drugs and those in development. Specifically, we intend to:

▪
Advance VTX002, our selective S1P1R modulator through clinical development in UC. VTX002 is an oral, selective peripherally restricted S1P1R modulator designed to have high selectivity for S1P1R. During the fourth quarter of 2023, we reported positive topline results from a Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis. We believe this trial may serve as the first of two pivotal trials required for registration. We expect to provide a data update from the open label extension period of the Phase 2 trial during the first quarter of 2024. Additionally, activities are underway to support initiation of a Phase 3 trial of VTX002 in ulcerative colitis during the second half of 2024.
▪
Maximize the value of VTX958, our selective TYK2 inhibitor, in Crohn’s disease. Our oral TYK2 inhibitor, VTX958, is designed to have high selectivity for TYK2 without detectable inhibition of other JAK isoforms, potentially allowing VTX958 to avoid toxicities associated with these targets. We believe VTX958 may have the potential to become a first-in-class oral therapy for Crohn’s disease. We expect to report topline results from the Phase 2 trial of VTX958 in Crohn's disease during the middle of 2024.
▪
Advance our portfolio of NLRP3 inhibitors through early clinical development and proof-of-concept studies. Our lead peripheral NLRP3 inhibitor, VTX2735, is an oral, selective small molecule inhibitor of NLRP3 that is designed for the treatment of systemic inflammatory diseases including cardiovascular, rheumatic, and dermatologic conditions. We are currently conducting a Phase 2 proof-of-concept trial with VTX2735 in CAPS patients. We expect to report topline results from the Phase 2 trial in the first quarter of 2024. In addition to VTX2735, we are developing VTX3232, a CNS-penetrant NLRP3 inhibitor, which we believe has potential therapeutic utility for the treatment of neurodegenerative diseases, such as Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis and MS, among others. We are conducting a Phase 1 trial of VTX3232 in adult healthy volunteers, and we expect to report topline results from this trial in the first quarter of 2024.

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

Our Product Candidates

VTX002 (Sphingosine 1 Phosphate Receptor (S1P1R) Modulator)

Summary Overview of VTX002

VTX002 is an oral, selective, peripherally restricted S1P1R modulator designed to have high selectivity for the S1P1 receptor, which we are developing for the treatment of IBD. UC is our lead indication. S1P1 signaling has been identified as a key regulator of lymphocyte migration from lymph nodes into circulation. The blockade of this axis is a validated therapeutic approach to control aberrant leukocyte migration into the mucosa in IBD.

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

During the fourth quarter of 2023, we reported positive topline results from a Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis. We expect to provide a data update from the open label extension period of the Phase 2 trial during the first quarter of 2024. Additionally, activities are underway to support initiation of a Phase 3 trial of VTX002 in ulcerative colitis during the second half of 2024.

Overview of IBD

IBD is a complex disease with many contributing factors, including genetic, environmental and immunologic. Ulcerative colitis (UC) and Crohn’s disease (CD) are the two most common forms of IBD. Both UC and CD are chronic, relapsing, remitting, inflammatory conditions of the GI tract that begin most commonly during adolescence and young adulthood. UC involves the innermost lining of the large intestine, and symptoms include abdominal pain and diarrhea, frequently with blood and mucus. CD can affect the entire thickness of the bowel wall and all parts of the GI tract from mouth to anus. CD symptoms include abdominal pain, diarrhea and other more systemic symptoms, such as weight loss, nutritional deficiencies and fever.

Overview of the IBD Market Opportunity

IBD is estimated to affect approximately 1,700,000 people in the U.S. and over 6,800,000 people globally. Incidence of IBD has been noted to be increasing in recent years, with CDC reports indicating that patients reporting as IBD sufferers has increased by up to 50% over the previous 15-20 years in the U.S. Approximately 30-40% of patients with IBD may be considered to have moderately to severely active disease and represent the target population for our drug candidates VTX958 (Crohn’s disease) and VTX002 (ulcerative colitis).

In 2022, the IBD market for all levels of severity was approximately $24 billion globally, with the UC segment representing approximately $8 billion in 2022 sales and the CD segment representing approximately $16 billion in 2022 sales. The global IBD market share is currently majority-held by parenteral biologic agents. Market research suggests the IBD commercial market has significant growth potential driven by increasing disease incidence and the emergence of novel oral therapeutics, several of which have recently received regulatory approval or will seek regulatory approval in the coming years. We believe that the label expansion into UC for BMS’ Zeposia, an S1P1R modulator, and the recent approval of Pfizer’s S1P1R modulator, Velsipity, for UC will facilitate novel oral agents to increase their share of the UC market in future years. Meanwhile, the 2023 label expansion into CD for AbbVie’s JAK inhibitor, Rinvoq, represents the first approval of an oral systemic therapy for moderately to severely active Crohn’s disease, although the agent carries a “black box” warning for class-related safety risks. We believe projected gains for oral agents in IBD are supported by physician and patient general preference for oral administration over injectable biological therapies, high demand for new therapies with competitive clinical profiles and the potential for potent and well-tolerated oral agents to expand the overall treated patient population in moderately to severely active IBD.

Treatment Paradigm in IBD

Mild-to-moderate IBD patients are commonly managed with 5-ASA (aminosalicylate) (mainly used in UC), corticosteroids or other immunosuppressive agents, including azathioprine and 6-mercaptopurine. Patients with a more serious initial disease presentation and those who have progressed or are intolerant of earlier line therapies frequently advance to biologic or novel oral medications (Figure 2). The mainstay biologics for treatment of moderately to severely active UC and/or CD are anti-TNFα biologics (including AbbVie’s Humira, Johnson & Johnson’s Remicade and Simponi, and UCB Pharma’s Cimzia). Recently, treatment paradigms have begun shifting as additional options and more data become available with anti-integrin therapies (particularly Takeda’s Entyvio) gaining traction in UC, and anti-IL-12/IL-23 and anti-IL-23 biologics (namely, Johnson & Johnson’s Stelara and AbbVie’s Skyrizi) frequently being used in CD. BMS’ Zeposia, an S1P1R modulator, was approved for treatment of moderately to severely active UC in May 2021, and Pfizer’s S1P1R modulator, Velsipity, was also approved for UC in October 2023. Pfizer’s oral JAK inhibitor, Xeljanz, was approved for the treatment of UC in 2018, but commercial uptake has been limited due to its “black box” warning for risks, including serious infections, malignancy and thrombosis. AbbVie’s Rinvoq, a next-generation oral JAK inhibitor, received FDA approval for moderately to severely active UC in March 2022, and for moderately to severely active CD in May 2023, but also carries a black box warning similar to other agents in the JAK class.

Despite available therapies, substantial unmet need remains as most approved therapies have generally failed to demonstrate a clinical remission effect size exceeding 10-15% relative to placebo in pivotal trials. Moreover, among those patients who do respond to therapy, up to 45-50% may lose response over time, owing to development of neutralizing antibodies or other issues. Modestly stronger remission rates have been reported recently, including in AbbVie’s Phase 3 trials for JAK inhibitor Rinvoq (UC) and anti-IL-23 mAb Skyrizi (risankizumab-rzaa) (CD). These therapies have delivered effect sizes in the 20-30% range, but safety issues associated with the JAK inhibitor class and the need for injections with anti-IL-23 biologics may limit market share potential.

We believe there remains significant demand for well-tolerated and efficacious oral agents for the treatment of moderately to severely active CD and UC. According to studies, nearly half of patients taking biologic therapies may be expected to experience reduced efficacy over time leading to use of higher doses at substantially higher costs and elevated rates of drug discontinuation. Many moderately to severely active CD and UC patients refuse or are reluctant to adopt parenteral therapies, which, we believe, has contributed to a significant number of patients receiving sub-optimal care. The relapsing-remitting nature of IBD also may contribute to poor outcomes as patients may seek to discontinue therapies with undesirable or cumbersome administration during periods in which disease symptoms have abated.

Figure 2: Worldwide Market Share of Branded Drugs in Inflammatory Bowel Disease

Rationale for Targeting S1P1R

S1P1R is a clinically validated target, as evidenced by the approval of BMS’ Zeposia (ozanimod) for UC and multiple sclerosis (MS), Novartis’ marketed therapies for MS, Mayzent (siponimod) and Gilenya (fingolimod), Johnson & Johnson’s Ponvory (ponesimod) in MS, and, most recently, the FDA approval of Pfizer’s Velsipity (etrasimod) for UC. S1P1R is a member of the sphingosine 1-phosphate receptor family of G protein coupled receptors (GPCRs). S1P1R is highly expressed on lymphocytes associated with the underlying inflammation of autoimmune diseases.

S1P1R modulation causes selective and reversible retention, or sequestration, of circulating white blood cells (lymphocytes) in peripheral lymphoid tissue (such as the lymph nodes) and in the thymus. The sequestration of lymphocytes is achieved by modulating cell migration patterns (known as lymphocyte trafficking), specifically preventing self-targeting, or autoreactive, lymphocyte migration to areas of disease inflammation, which is a major contributor to autoimmune diseases, including UC (Figure 3).

Figure 3: S1P1R modulation results in sequestration of lymphocytes, ameliorating lymphocyte-driven autoimmune diseases

Competition and Limitations of Current S1P1R Modulators for IBD

In May 2021, ozanimod became the first S1P1R modulator approved for the treatment of UC. In top-line results from a 645-patient, Phase 3 trial in UC, ozanimod showed moderate clinical efficacy with 18.4% of UC patients taking ozanimod achieving clinical remission compared to 6.0% of patients taking placebo. Currently, it is being studied in Phase 3 trials for the treatment of CD. In March 2022, Pfizer announced results of two Phase 3 trials with etrasimod in UC, demonstrating a placebo-adjusted clinical remission rate (induction) of 19.6% in one trial and 9.7% in the other. Etrasimod (Velsipity) was approved by the FDA for the treatment of UC in October 2023. Etrasimod is also in Phase 2 development for the treatment of CD. Most predecessor S1P1R modulator compounds were developed as treatments for MS and, thus, have high CNS penetration. We believe that this property may contribute to efficacy in MS, but is not desirable in IBD. The clinical safety and efficacy profile of these compounds may be limited by issues, such as hepatotoxicity; inability to dose to upper end of tolerated dose range and therefore suboptimal pharmacodynamic effect; longer half-life in humans (for compounds with active circulating metabolites, such as ozanimod); and heart rate effects (on-target first-dose reduction in heart rate, which can be mitigated by dose titration as we demonstrated in our Phase 1 trial).

Our Solution: VTX002

VTX002 is an oral, selective peripherally restricted S1P1R modulator designed to have high specificity for S1P1R with no detectable activity against the S1P2 and S1P3 receptors, which are associated with cardiovascular and pulmonary risks (Figure 4). VTX002 has very low CNS penetration and ocular distribution which, we believe, may reduce the risk of serious complications of S1P1 modulation in CNS, including macular edema.

Figure 4: VTX002 selectivity profile

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

Once-daily dosing of VTX002 in the Phase 1 MAD trial demonstrated a half-life of approximately 20 hours and a dose-proportionate exposure after single and multiple doses of VTX002 with steady-state reached after 4 to 7 days of target-dose exposure.

Figure 5: Phase 1 MAD Results – Pharmacokinetics

In the Phase 1 MAD trial, once-daily dosing of VTX002 led to a dose-dependent steady state reduction in mean absolute lymphocyte count of up to 65% (Figure 6). Following the last dose of VTX002 in the MAD cohorts, lymphocyte counts started to return to normal within 72 hours.

Figure 6: Placebo adjusted lymphocyte count in MAD trial of VTX002

No clinically significant first-dose reduction in heart rate was observed following treatment with VTX002 at expected therapeutic dose levels following our 7-day titration schedule.

Summary of VTX002 Phase 2 Clinical Data in Ulcerative Colitis

The Phase 2 trial of VTX002 was a 13-week, randomized, double-blind, placebo-controlled, dose-ranging trial evaluating the efficacy and safety of two oral doses of VTX002 (30 mg and 60 mg once daily) in patients with moderately to severely active UC. The primary endpoint was the proportion of patients achieving clinical remission at Week 13 as defined by the modified Mayo Clinic Score. Secondary endpoints included endoscopic, histologic, and symptomatic outcome measures.

Figure 7: Design of the VTX002 Phase 2 Trial in Ulcerative Colitis

At week 13, 28% of patients on the VTX002 60 mg dose and 24% of patients on the VTX002 30 mg dose achieved the primary endpoint of clinical remission compared to 11% of patients on placebo. A strong, dose-dependent treatment effect was also observed on the secondary endpoint of endoscopic improvement (Mayo endoscopic subscore ≤1), with 37% of patients on VTX002 60 mg and 32% of patients on VTX002 30 mg achieving endoscopic improvement, compared to 16% of patients on placebo.

Figure 8: VTX002 Phase 2 Clinical Remission (Primary Endpoint) and Endoscopic Improvement Results

In addition to clinical remission and endoscopic improvement, treatment with VTX002 resulted in a high rate of complete endoscopic remission, defined as a Mayo endoscopic subscore of 0. Achievement of complete endoscopic remission is a consensus aspirational treatment goal that is associated with improved long-term patient outcomes. At week 13, 29% of patients on VTX002 60 mg and 21% of patients on VTX002 30 mg achieved complete endoscopic remission, compared to 7% of patients on placebo. We believe the high rate of endoscopic remission achieved by VTX002, combined with the highly competitive rate of clinical remission, underpins a potential best-in-class efficacy profile for an oral S1P1R modulator in moderately to severely active ulcerative colitis.

Figure 9: VTX002 Phase 2 Endoscopic Remission Results vs. Competitor Agents

VTX002 was well tolerated in both the 30 mg and 60 mg dose cohorts, with no treatment-related serious adverse events observed. There were no serious or opportunistic infections, and no instances of atrioventricular block, bradycardia, or macular edema were observed. We expect to present full results from the Phase 2 trial of VTX002 in ulcerative colitis at a future medical meeting.

Clinical Development Plan for VTX002

We believe the Phase 2 trial of VTX002 in UC may serve as the first of two pivotal trials required for registration. We expect to provide a data update from the open label extension period of the Phase 2 trial during the first quarter of 2024. Additionally, activities are underway to support initiation of a Phase 3 trial of VTX002 in ulcerative colitis during the second half of 2024.

VTX958 (Tyrosine Kinase Type 2 (TYK2) Inhibitor)

Summary Overview of VTX958

VTX958 is an oral, selective clinical-stage inhibitor of TYK2, an intracellular signaling kinase in the JAK family that regulates chronic inflammation in immune-mediated diseases. In preclinical studies, VTX958 inhibited only TYK2 and avoided inhibition of other related members of the JAK family (JAK1, JAK2, and JAK3). The inhibition of JAK1, JAK2, and JAK3 are associated with heightened risk of infections and other side effects. VTX958 has been designed to have a selectivity profile that positions it as a potential first-in-class therapeutic for the treatment of moderately to severely active Crohn’s disease, a substantial commercial market.

In August 2022, we announced positive topline data from a Phase 1 single and multiple ascending dose trial of VTX958 in healthy volunteers, in which VTX958 was well tolerated and demonstrated durable TYK2 target coverage as measured by target cytokines IL-12, IL-23 and IFNα. In the fourth quarter of 2023, we announced topline results from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the trial achieved its primary endpoint, the degree of efficacy observed did not meet our internal threshold for advancement into Phase 3, leading to our decision to discontinue development of VTX958 in both plaque psoriasis and psoriatic arthritis.

We continue to evaluate VTX958 in a Phase 2 trial in patients with moderately to severely active Crohn’s disease. In February 2024, we implemented a protocol amendment for the ongoing Phase 2 trial to streamline trial design and accelerate potential detection of an efficacy signal. As a result of the protocol amendment, target enrollment in the trial was revised from approximately 132 patients to approximately 93 patients. The trial’s sole primary endpoint is now the change from baseline in the mean Crohn’s disease activity index (CDAI) score at Week 12, while the proportion of patients achieving endoscopic response at Week 12 will be evaluated as a key secondary endpoint. We anticipate completing randomization of the trial during the first quarter of 2024 and expect to report topline results from the Phase 2 Crohn’s disease trial during the middle of 2024.

Oral TYK2 inhibitors, such as VTX958, inhibit the IL-12, IL-23 and Type I interferon pathways, which are modulated by biologic agents such as Ustekinumab (Stelara) and Risankizumab (Skyrizi). Thus far, these biologic agents are among the most effective in the treatment of moderately to severely active Crohn’s disease. While newer biologics are typically regarded as safer than earlier-generation therapies, limitations include the need for injections, high cost of therapy, hypersensitivity reactions and long half-life in the case of an infection, providing an opportunity for safe and effective oral agents that target the same pathways.

Rationale for Targeting TYK2

The JAK-STAT (signal transducer and activator of transcription) DNA-binding pathways are required for molecular signaling of many cytokines that are important for the differentiation and effector functions of T helper cells, including, but not limited to, IL-12 and IL-23. There are four members of the JAK family—JAK1, JAK2, JAK3 and TYK2—all of which partner in cytokine receptor signaling.

Figure 10: Role of JAK family protein in cytokine receptor signaling pathways

As shown in Figure 10, JAK kinases are associated with the intracellular domains of cytokine receptors and transduce receptor-mediated signals via JAK-STAT pathways. JAK1 has the broadest receptor specificity, with the ability to pair with all three other JAK family members for signal transduction. JAK2 homodimers play an essential role in cytokines essential for hematopoietic homeostasis, such as GM-CSF and EPO signaling. JAK3 mainly pairs with JAK1 for signal transduction, while TYK2 pairs with either JAK1 for IFNα/β signaling or with JAK2 for IL-12/23 signaling.

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

Figure 11: Protective functions of cytokine pathways mediated by JAK1 that are spared by TYK2 inhibition

As shown in Figure 11, JAK1 regulates signaling downstream of many cytokines, including IFNy, IL-4, IL-6, IL-10, IL-13 and IL-22, which have protective functions.

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

This hypothesis is supported by multiple genome-wide association studies that have identified human loss-of-function mutations in the TYK2 gene to be a protective factor in a variety of autoimmune diseases. Immune cells with these mutations are non-responsive to IFNα/β, IL-12 and IL-23 stimulation, but maintain normal responses to IL-10 and IL-6 stimulation. Importantly, individuals with loss-of-function mutations in the TYK2 gene are healthy, without increased risk of infection, indicating selective inhibition of TYK2 may present an optimal balance between reduction of autoimmunity and preservation of anti-pathogen immune function.

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

Designing selective JAK inhibitors that directly and specifically inhibit the intended kinase function is challenging due to the structural similarity between kinase domain (JH1) ATP binding pockets of JAK family members. Allosteric inhibitors that bind to the regulatory pseudokinase JH2 domain have better selectivity for TYK2, but high homology between the JAK1 and TYK2 JH2 domains remains a challenge in designing selective agents. For example, while BMS’s FDA-approved TYK2 inhibitor, Sotyktu, is a binder to the TYK2 JH2 domain, it also shows sub-nanomolar potency in a JAK1-JH2 binding assay. This interaction with the JAK1-JH2 pathway is reflected in downstream signaling in IL-10 and IL-6 stimulation assays. We believe that less selective TYK2 inhibitors may produce toxicity arising from off-target effects when used at higher doses. Moreover, dose constraints on less selective compounds may result in sub-optimal inhibition of key pathways (i.e., IL-12, IL-23) that are relevant to targeting autoimmune conditions, such as Crohn’s disease, in which high levels of target cytokine suppression may be required to achieve efficacy.

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

Table 1a: Binding of VTX958 to JH2 domains vs. Sotyktu (Ventyx data)

	VTX958	SOTYKTU
TYK2-JH2 Binding Kd	0.058 nM	0.009 nM
JAK1-JH2 Binding Kd	240nM	0.43 nM
Selectivity (fold)	>4,000	48

We have internally conducted pseudokinase domain binding assays comparing VTX958 and Sotyktu and have demonstrated that VTX958 has > 4,000-fold selectivity for its binding to the TYK2 JH2 domain as compared to its binding to the JAK1 JH2 domain. Sotyktu, by comparison, has high affinity for both TYK2 JH2 and JAK1 JH2 domains, binding with sub-nanomolar affinity to both domains with 48-fold selectivity. Our internal studies showed that VTX958 is approximately 80-fold more selective compared to Sotyktu in its binding affinity for the TYK2 JH2-allosteric domain (Table 1a) and we believe that this selectivity is also reflected in the high selectivity of VTX958 for TYK2 in cellular cytokine assays.

Table 1b: Cellular potencies of VTX958 (Ventyx data)

PRIMARY DRIVER	CYTOKINE/CELL SYSTEM	VTX958 IC50
TYK2 Pathways	IFNα PBMC	12 nM
	IL-12 PBMC	35 nM
	IL-23 PBMC	5 nM
JAK1 Pathways	IL-22 PBMC	>10,000 nM
	IL-10 PBMC	>10,000 nM
	IFNγ PBMC	>10,000 nM
	IL-4 PBMC	>10,000 nM
	IL-6 PBMC	>10,000 nM

VTX958 shows high selectivity for TYK2-mediated cytokine pathways over JAK1-mediated pathways in multiple cellular cytokine stimulation assays conducted in both peripheral blood mononuclear cells (PBMCs), as shown in Table 1b, and in human whole blood (WB). Importantly, VTX958 was shown to have no detectable effect on JAK1-driven cytokines, including IL-6 and IL-10.

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

Figure 12: Exposure and Target Coverage Across All MAD Cohorts at Day 10

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

Clinical Development Plan for VTX958

Based on these positive Phase 1 results, we advanced VTX958 into Phase 2 trials in psoriasis, psoriatic arthritis and Crohn’s disease. In the fourth quarter of 2023, we announced topline results from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the trial achieved its primary endpoint, the degree of efficacy observed did not meet our internal threshold for advancement into Phase 3, leading to our decision to discontinue development of VTX958 in both plaque psoriasis and psoriatic arthritis.

We continue to evaluate VTX958 in a Phase 2 trial in patients with moderately to severely active Crohn’s disease. In February 2024, we implemented a protocol amendment for the ongoing Phase 2 trial to streamline trial design and accelerate potential detection of an efficacy signal. As a result of the protocol amendment, target enrollment in the trial was revised from approximately 132 patients to approximately 93 patients. The trial’s sole primary endpoint is now the change from baseline in the mean Crohn’s disease activity index

(CDAI) score at Week 12, while the proportion of patients achieving endoscopic response at Week 12 will be evaluated as a key secondary endpoint. We anticipate completing randomization of the trial during the first quarter of 2024 and expect to report topline results from the Phase 2 Crohn’s disease trial during the middle of 2024.

VTX2735 and VTX3232 (NLRP3 Inhibitor Portfolio)

NLRP3 Inhibitor Portfolio

We have multiple programs focused on inhibitors of inflammasomes, multi-protein complexes that sense molecular hallmarks of infection or cellular injury and initiate an appropriate immune response. Inflammasomes have been recognized for their crucial role in host defense against pathogens, but dysregulated inflammasome activation is linked to the development of autoimmune, metabolic and neurodegenerative diseases, implicating them in a broad range of inflammatory diseases. These include systemic (i.e., cardiovascular (CV), dermatologic and rheumatic) diseases and CNS diseases (i.e., Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, and others) (Figure 13).

We plan to harness the therapeutic potential of innate immune modulation, with an initial focus on the NLRP3 inflammasome. NLRP3 is the most widely studied member of the inflammasome family with the broadest role in autoimmune dysregulation and thus a high-value target for the treatment of multiple anti-inflammatory diseases.

We are developing a comprehensive portfolio of differentiated NLRP3 inhibitors to address multiple indications driven by aberrant NLRP3 activation. VTX2735 is our lead peripherally restricted NLRP3 inhibitor. We previously conducted a Phase 1 trial for VTX2735 in adult healthy volunteers, in which VTX2735 was well tolerated and demonstrated robust and durable inhibition of NLRP3 activity as measured by IL-1β. Based on these results, we initiated a Phase 2 proof-of-concept trial with VTX2735 in CAPS patients. We expect to announce topline results from the Phase 2 trial during the first quarter of 2024.

In addition to VTX2735, we are also developing VTX3232, a novel CNS-penetrant NRLP3 inhibitor. We are currently conducting a Phase 1 trial of VTX3232 in adult healthy volunteers. We expect to report topline results from the Phase 1 trial of VTX3232 during the first quarter of 2024.

Figure 13: Potential indications for NLRP3 inflammasome inhibitors

Background on Inflammasomes

Inflammasomes are multi-protein signaling complexes that control the inflammatory response and coordinate antimicrobial host defenses. They are activated by a range of pathogen-derived or environmental signals. Detection of these stimuli triggers formation of a large cytoplasmic multimolecular complex that serves to activate caspase 1. Upon activation, caspase 1 cleaves inactive pro-IL-1β into IL-1β. It also cleaves other IL-1 family cytokines, converting inert pro-IL-18 to active IL-18. Caspase 1 also can initiate a cell death process, called pyroptosis, that rapidly releases inflammatory mediators, including, but not limited to, mature IL-1β and IL-18 (Figure 14). These inflammatory mediators recruit additional immune cells that are important to eradicate the infection or cellular injury. However, this feed forward loop, when dysregulated, also forms the basis of many auto-inflammatory diseases.

Figure 14: Role of inflammasomes

Rationale for Targeting NLRP3

NLRP3 is known to be activated by a range of non-infectious tissue damage signals associated with injury, aging, physical inactivity and obesity. When activated, NLRP3 initiates immune responses and stimulates production of inflammatory cytokines IL-1β and IL-18, as well as pyroptosis. Based on both animal model studies and clinical data, NLRP3 has been shown to be associated with a diverse range of diseases and conditions, including genetic NLRP3-dependent auto-inflammatory diseases (CAPS and related conditions), systemic diseases (cardiovascular, dermatologic and rheumatic conditions) and neuroinflammatory diseases (Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis and multiple sclerosis), among others.

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

VTX2735 inhibits NLRP3 with an IC50 of approximately 80 nM in human whole blood as assessed via lipopolysaccharide (LPS)- and adenosine triphosphate (ATP)-induced IL-1β production. The in vitro potency of VTX2735 is greater than first-generation NLRP3 inhibitors, such as MCC950 (Table 2). VTX2735 demonstrated in vitro activity and dose-dependent reductions of IL-1β release in cells from patients with CAPS, a rare inflammatory autoimmune disease characterized by activating NLRP3 mutations.

Table 2: Comparison of in vitro potency of VTX2735 and MCC950 (Ventyx data)

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

Figure 15: Dose and Concentration-Dependent Suppression of IL-1ß Ex Vivo

Clinical Development Plan for VTX2735

Based on these positive Phase 1 results, we initiated a Phase 2 proof-of-concept trial for VTX2735 in CAPS patients in the first quarter of 2023. We expect to report topline data from the Phase 2 trial in the first quarter of 2024. We continue to evaluate additional indications for future clinical development of VTX2735.

CNS-Penetrant Inhibitor VTX3232

In addition to our peripheral NLRP3 inhibitor VTX2735 for systemic conditions, our portfolio of NLRP3 compounds includes VTX3232, a CNS-penetrant NLRP3 inhibitor with potential therapeutic utility for the treatment of Alzheimer’s disease, Parkinson’s disease, amyotrophic lateral sclerosis, and MS, among others, based on preclinical and clinical evidence underscoring the pathogenic role of NLRP3 in these neurodegenerative diseases.

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

We are currently conducting a Phase 1 single and multiple ascending dose trial of VTX3232 in adult healthy volunteers. The trial is designed to assess the safety and tolerability of VTX3232 as well as target engagement and pharmacodynamic effect. The trial also includes dose cohorts with serial cerebrospinal fluid (CSF) sampling to assess drug exposure in the CSF. We expect to report topline results from the Phase 1 trial during the first quarter of 2024.

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

VTX002 and VTX958 (Inflammatory Bowel Disease)

VTX002, currently in development for the treatment of moderately to severely active UC, is an oral S1P1R modulator. VTX958, currently in development for the treatment of moderately to severely active CD, is an oral allosteric TYK2 inhibitor. If approved for the treatment of patients with moderately to severely active IBD, VTX002 and VTX958 would compete with: Zeposia (ozanimod), which is an S1P1R modulator marketed by BMS for UC; Velsipity (etrasimod), which is an S1P1R modulator marketed by Pfizer for UC; Entyvio (vedolizumab), which is an a4ß7 integrin antibody marketed by Takeda for UC and CD; Humira (adalimumab), which is a TNF antibody marketed by AbbVie Inc. for UC and CD; Stelara (ustekinumab), which is an IL-12/IL-23 antibody marketed by Johnson & Johnson for UC and CD; Omvoh (mirikizumab), which is an IL-23 antibody marketed by Eli Lilly for UC; Xeljanz (tofacitinib), which is a JAK1 inhibitor marketed by Pfizer Inc. for UC; Rinvoq (upadacitinib), which is a JAK1 inhibitor marketed by AbbVie for UC and CD; Jyseleca (filgotinib), which is a JAK1 inhibitor marketed in the European Union, Great Britain and Japan by Galapagos NV for UC; Simponi (golimumab), which is a TNF antibody marketed by Johnson & Johnson for UC; and Skyrizi (risankizumab), which is an anti-IL-23 antibody marketed by AbbVie, Inc. for CD.

We are aware of several companies with product candidates in development for the treatment of patients with moderately to severely active IBD, including: Roche’s RVT-3101, an anti-TL1A antibody entering Phase 3; Merck’s PRA023, an anti-TL1A antibody entering Phase 3; and risankizumab and guselkumab, which are anti-IL-23 antibodies being developed by AbbVie, Inc. and Janssen Pharmaceuticals N.V., respectively, in UC. We are also aware of additional product candidates in clinical development by AbbVie Inc., Abivax SA, Amgen Inc., Bausch Health Companies, Inc. (Salix Pharmaceuticals), BMS, Connect Biopharma Holdings Limited, Gilead Sciences, Inc., GlaxoSmithKline plc, Janssen Pharmaceuticals N.V., Landos Biopharma, Inc., Merck & Co., Inc., Morphic Therapeutic, Inc., Pfizer Inc., Protagonist Therapeutics, Inc., RedHill Biopharma Ltd. and Seres Therapeutics, Inc.

VTX2735 and VTX3232 (NLRP3 Inhibitor Portfolio)

VTX2735 is our lead peripherally restricted NLRP3 inhibitor, a class of medicines with no currently approved agents. We are also developing VTX3232 as our lead CNS-penetrant NLRP3 inhibitor candidate. We are aware of several other NLRP3 inhibitors in clinical development, including DFV890 from Novartis (Phase 2 trials ongoing); selnoflast (RG6418) from Roche AG (Phase 1); NT-0796 (Phase 2) and NT-0249 (Phase 1) from NodThera; VENT-01 (preclinical) and VENT-02 (Phase 1) from Ventus Therapeutics; and OLT-1177 (Phase 2) from Olatec Therapeutics LLC.

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

VTX958

As of February 12, 2024, with respect to our TYK2 program, we own two U.S. patents, four pending U.S. patent applications, two international patent applications filed under the Patent Cooperation Treaty (“PCT”), and more than fifty pending foreign patent applications. More specifically, we own one U.S. patent, one pending U.S. patent application, and more than twenty pending foreign patent applications with claims directed to our lead product candidate VTX958, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of VTX958, to treat inflammatory or autoimmune diseases, including Crohn’s disease. Any patents that may issue from these pending applications directed to VTX958 are expected to expire in November 2040, absent any patent term adjustments or extensions. In addition, we own one pending U.S. patent application, one international patent application filed under the PCT, and two pending foreign patent applications (in Argentina and Taiwan) with claims directed to crystalline forms (polymorphs) of VTX958, as well as one international patent application filed under the PCT with claims directed to processes of making VTX958. Any patents that may issue from these additional pending applications directed to VTX958 are expected to expire between 2043 and 2044, absent any patent term adjustments or extensions.

VTX002

As of February 12, 2024, with respect to our S1P1R program, we own one U.S. patent, one pending U.S. patent application, more than forty foreign patents (including in various European countries, Australia, Brazil, China, Hong Kong, India, Israel, Japan, Macao, Mexico, and Russia), and seven pending foreign patent applications (in Canada, China, Europe, Hong Kong, Japan, Korea, and the Philippines) with claims directed to our lead product candidate VTX002, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of VTX002, to treat UC. The issued patents, and any patents that may issue from these pending applications directed to VTX002, are expected to expire in November 2036 absent any patent term adjustments or extensions. In addition, we own one pending U.S. patent application, one international patent application filed under the PCT, and one pending foreign patent application (in Taiwan) with claims directed to crystalline forms (polymorphs) of VTX002, as well as one international patent application filed under the PCT with claims directed to processes of making VTX002. Any patents that may issue from these additional pending applications directed to VTX002 are expected to expire between 2043 and 2044, absent any patent term adjustments or extensions.

VTX2735 and VTX3232

As of February 12, 2024, with respect to our NLRP3 program, we own one U.S. patent, five pending U.S. patent applications, one pending U.S. provisional patent application, one international patent application filed under the PCT, and more than fifty pending foreign patent applications. More specifically, we own one U.S. patent, one pending U.S. patent application, and more than twenty pending foreign patent applications with claims directed to our lead product candidate VTX2735, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including VTX2735. Any patents that may issue from these pending applications are expected to expire in March 2041, absent any patent term adjustments or extensions. Further, we own one pending U.S. patent application, one international patent application filed under the PCT, and two pending foreign patent applications (in Taiwan and Argentina) with claims directed to our lead product candidate VTX3232, and other related compounds as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including VTX3232. Any patents that may issue from these pending applications directed to VTX3232 are expected to expire in March 2043, absent any patent term adjustments or extensions.

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

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. The Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In an effort to curb Medicare Patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs, as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. The impact of legislative, executive and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is unclear.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Further, it is possible that additional governmental action will be taken in response to future public health emergencies, such as the COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our products candidates may lose regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 79 full-time employees and 1 part-time employee, 19 of whom have a Ph.D. or M.D. and 17 of whom were engaged in research and development activities. On December 5, 2023, we committed to and implemented a reduction in force that impacted approximately 20% of the Company’s workforce. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Additional Information

We were incorporated in Delaware in November 2018. Our principal executive offices are located at 12790 El Camino Real, Suite 200 San Diego, CA 92130. Our telephone number is (760) 593-4832. Our website address is https://ventyxbio.com/. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at https://ir.ventyxbio.com/. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2023, we incurred a net loss of $193.0 million, compared with a net loss of $108.4 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $419.2 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses may increase substantially in the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $419.2 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. Our research and development and our operating costs have also been substantial and are expected to increase. We will also require a significant additional amount of capital to commercialize any approved products.

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $252.2 million, excluding restricted cash of $1.0 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. In September 2022, we raised gross proceeds of $176.6 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. In February 2023, we raised gross proceeds of $50.0 million in connection with the sale of common stock through our Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that existing cash, cash equivalents, and marketable securities will be sufficient to fund our obligations for at least twelve months from the issuance of this Annual Report on Form 10-K. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

Any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates we may develop in the future, if approved. Adequate additional financing may not be available to us in sufficient amounts or on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder and the possibility of such issuance may cause the market price of our shares to decline. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect the conduct of our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to certain of our technologies or our product candidates, or grant licenses on terms that are not favorable to us, which may have a material adverse effect on our business, operating results and prospects. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, the conflicts in Eastern Europe and the Middle East, and otherwise. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to significantly delay, reduce the scope of, suspend or eliminate one or more of our research or development programs, clinical trials or future commercialization efforts.

Our limited operating history, and the biotechnology industry in which we operate, make it difficult to evaluate our business plan and our prospects.

We are an early-stage company and were founded in November 2018 and have a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have only a limited operating history on which a decision to invest in our company can be based and against which we can test the plans and assumptions in our business plan, and investors therefore may have difficulty evaluating the likelihood of our success. The future of our company is dependent upon our ability to implement our business plan, as that business plan may be modified from time to time by our management and board of directors.

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

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our lead product candidates targeting S1P1R, TYK2 and NLRP3, each of which is in clinical development, and expect that we will continue to invest heavily in these product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development, regulatory approval and commercialization of our product candidates, each of which may never occur. Our ability to generate revenues, which we do not expect will occur for many years, if ever, is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.

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

In particular, we are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to-severe ulcerative colitis (UC). Enrollment has completed in the Phase 2 trial of VTX002 in ulcerative colitis and we reported positive results from the trial in the fourth quarter of 2023. The long-term extension period of the trial remains ongoing. While enrollment in this trial has concluded, our operations at additional sites in the region could also be impacted in future clinical trials of VTX002. The ongoing conflict has also impacted site selection in the ongoing Phase 2 trial of VTX958 in moderate-to-severe Crohn’s disease, for which enrollment is ongoing. Additionally, if our relationships with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Furthermore, the United States and its European allies have imposed significant new sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws.

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
▪
the impact of material adverse events, such as the COVID-19 pandemic, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials; and
▪
the risk that patients enrolled in clinical trials will not complete a clinical trial, return for post-treatment follow-up, or follow the required study procedures. For instance, patients, including patients in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.

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

We announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis during the fourth quarter of 2023. Additionally, activities are underway to support initiation of a Phase 3 trial of VTX002 in ulcerative colitis during the second half of 2024. Additionally, we are conducting a Phase 2 trial of our peripheral NLRP3 inhibitor VTX2735 in patients with Cryopyrin-Associated Periodic Syndrome (CAPS), and a Phase 1 trial of our novel CNS-penetrant NLRP3 inhibitor VTX3232 in adult healthy volunteers. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We are presently conducting trials in multiple indications, such as moderately to severely active ulcerative colitis and Crohn’s disease, among others. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our NDA filing timelines or permit competitors to obtain approvals that may alter our NDA filing strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

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
▪
delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing, including as a result of any quality issues associated with the CMO; and
▪
business interruptions, changes in export regulation and controls, trade restrictions with companies based in certain countries, such as Russia or China, and other domestic and foreign regulations or restrictions resulting from geopolitical actions or national security concerns, including war, regional conflicts, terrorism, or natural disasters.

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

Because we rely on third parties to research and develop and to manufacture our product candidates, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will likely expect to be granted rights to publish data arising out of such collaboration and any joint research and development programs may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

Our net operating loss carryforwards may expire and not be used. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $30.4 million. Our U.S. federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, are not subject to expiration under the Internal Revenue Code of 1986, as amended, or the “Code”. The deductibility of U.S. federal net operating losses arising in taxable years beginning after December 31, 2017, is limited to 80% of our current year taxable income. Additionally, our ability to use any net operating loss carryforwards to offset taxable income in the future will also be limited under Section 382 of the Code, if we undergo an “ownership change” (generally defined as a cumulative change in ownership by “5-percent shareholders” of more than 50% within a rolling three-year period).

We may have experienced ownership changes in the past and, although we do not believe that we experienced an ownership change in connection with our listing on the Nasdaq Global Select Market, any such ownership change could result in increased future tax liability. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Furthermore, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in jurisdictions in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

For example, U.S. federal income tax legislation signed into law in 2017 referred to as the Tax Cuts and Jobs Act, is highly complex, is subject to interpretation, and contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, significant additional limitations on the deductibility of interest, substantial revisions to the taxation of international operations, and limitations on the use of certain net operating losses. Beginning in 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products, if approved. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection laws. Large judgments have also been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our product candidates, if approved. Regardless of the merits or eventual outcome, liability claims may result in:

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

We are dependent upon information technology systems, infrastructure and data. In the ordinary course of our business, we directly or indirectly collect, use, generate, transfer, disclose, maintain, dispose of, or otherwise process (collectively, “Process” or “Processing”) sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third-party service providers. The secure Processing of this information is critical to our operations. Our obligations under applicable laws, regulations, contracts, industry standards, and other documentation may include maintaining the confidentiality, integrity, and availability of such data in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and restrictions on the use and disclosure of such data. These obligations create potential liability to regulators, business partners, personnel, and other relevant stakeholders. The multitude and complexity of our computer systems and those of our CROs, CMOs, clinical sites or other contractors or consultants make them inherently vulnerable to service interruption or destruction, malicious intrusion attempts and other attacks, and random attacks. Security breaches or incidents, whether resulting from inadvertent or intentional acts or omissions by third-party service providers, employees, contractors or others pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, business partners, or others could have been and may be exposed to unauthorized persons or to the public or otherwise lost, destroyed, altered, disclosed, disseminated, damaged, made unavailable or otherwise Processed without authorization.

Although we take measures designed to protect such information from unauthorized Processing, our internal computer systems and those of our CROs, CMOs, clinical sites and other contractors and consultants are vulnerable to cyberattacks, computer viruses, bugs or worms, and other attacks by computer hackers, cracking, application security attacks, social engineering, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks (such as credential stuffing), extortion, and intentional disruptions of service; computer and network vulnerabilities or the negligence and malfeasance of individuals with authorized access to our information, failure or damage from natural disasters, terrorism, war, fire and telecommunication and electrical failures. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive customer information), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Third parties may also attempt to fraudulently induce our employees, contractors, consultants, or third-party service providers into disclosing sensitive information such as usernames, passwords, or other information or otherwise compromise the security of our computer systems, networks, and/or physical facilities in order to gain access to our data. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups, such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Additionally, some of our employees work remotely, which may pose additional data security risks. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners, vendors, CROs, CMOs, clinical sites and other contractors and consultants will prevent service interruptions, or identify breaches or incidents in our or their systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. Furthermore, we may not have adequate insurance coverage to protect us from, or adequately mitigate, liabilities or costs resulting from security breaches and incidents. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

If any such event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss or unauthorized modification or unavailability of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, or may limit our ability to effectively execute a product recall, if required. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. To the extent that any disruption or security breach or incident were to result in a loss of or damage to our data or applications, or the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal, confidential, or proprietary information) processed or maintained on our behalf, or any of these is perceived or believed to have occurred, we could incur liability and the further development of any product candidates could be delayed. Any such event or the perception that it has occurred, could also result in legal claims, demands, litigation or other proceedings by private actors, regulatory investigations or other proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, injunctive relief, mandatory corrective action, and other remedies, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates.

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

We are actively monitoring, evaluating, and responding to developments relating to COVID-19, including new strains of the disease that have emerged in certain locations, vaccination status both locally and globally, and changing restrictions on travel and other protocols as set forth by the Centers for Disease Control and Prevention and other government authorities. The extent to which COVID-19, including any variants that have emerged or may emerge in the future, or any other health epidemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that we will be able to avoid a material impact on our business, financial condition and operating results from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in the “Risk Factors” section. Although the COVID-19 national emergency ended on May 11, 2023, we can provide no assurance on the impact of any future public health concerns or related disruptions, including resurgence of COVID-19 cases, will have on our business or operations.

Our failure to comply with state, national and/or international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

Numerous laws and legislative and regulatory initiatives at the federal and state levels address privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California has enacted legislation—the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our Processing of personal information depending on the context. Further, California voters approved the California Privacy Rights Act of 2020, or CPRA, in November 2020. The CPRA went into effect on January 1, 2023. The CPRA, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new

California Privacy Protection Agency to implement and enforce the law. Other states, have considered or have enacted legislation addressing privacy and security. For example, Washington has enacted the My Health, My Data Act, which includes a private right of action. Additionally, numerous states, including Colorado, Virginia, Utah, Connecticut, Iowa, Indiana, Tennessee, Florida, Texas, Oregon, Delaware, and Montana, have considered or have enacted legislation similar to the CCPA and CPRA. These developments create the possibility for a patchwork of overlapping but different state laws, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business.

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

The United Kingdom implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for application of the GDPR in the United Kingdom, and the United Kingdom has implemented a version of the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of annual global revenues. These developments could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. On June 28, 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, allowing personal data transfers from EU member states to the United Kingdom to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. The United Kingdom also has adopted updated standard contractual clauses, effective in March 2022, that are required to be implemented. We may incur substantial expense in complying with obligations under United Kingdom laws and regulations relating to privacy, data protection, and data security, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

Our success is highly dependent on our ability to attract and retain highly skilled executive officers, key scientific personnel and employees.

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

Additionally, if we lose members of our senior management for a short or an extended time, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our chief executive officer, Dr. Raju Mohan.

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

As of December 31, 2023, we had 79 full-time employees, compared to 58 full-time employees as of December 31, 2022. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If we decide to establish collaborations but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We would face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we are successful in entering into a collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.

If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Our product candidates are in clinical development. We are actively enrolling a Phase 2 trial of VTX958 in moderately to severely active Crohn’s disease. We also recently reported topline results from a Phase 2 trial of VTX002 in patients with moderately to severely active UC, and activities are underway to support initiation of a Phase 3 trial of VTX002 in moderately to severely active UC during the second half of 2024. Additionally, we are conducting a Phase 2 trial of our peripheral NLRP3 inhibitor VTX2735 in patients with CAPS, and a Phase 1 trial of our novel CNS-penetrant NLRP3 inhibitor VTX3232 in adult healthy volunteers. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of VTX958, VTX002, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, VTX958, VTX002 and VTX2735 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of VTX958, VTX002 and VTX2735 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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
▪
the impact of public health epidemics on the global economy, such as the COVID-19 pandemic; and
▪
business interruptions resulting from geo-political actions, including war and terrorism.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, be subject to other regulatory enforcement action, and we may not achieve or sustain profitability.

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

Disruptions at the FDA and other agencies, including delays or disruptions due to staffing shortages, travel restrictions, or public health concerns, including resurgence of COVID-19 cases, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and disruptions could potentially impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our product candidates to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies, that are less expensive when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may decline prescriptions and seek alternative therapies. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals and other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

Additional federal and state healthcare reform measures may be adopted in the future that may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our biopharmaceutical products, decreased potential returns from our development efforts, and additional downward pressure on the price that we receive for any approved drug. For example, the American Rescue Plan of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry, including heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In an effort to curb Medicare Patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs, as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges and any future legislative, executive, and administrative actions and agency rules implemented by the government on us and the biopharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.

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

We may be subject to claims that we or our employees, consultants or advisors have wrongfully used or disclosed alleged confidential information or trade secrets.

We have entered into and will enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties. We may become subject to litigation where a third party asserts that we or our employees, consultants or advisors inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product or product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business.

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

From December 31, 2022 until December 31, 2023, the closing price of our common stock has ranged from a low of $2.08 to a high of $46.65. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

Additionally, a decrease in trading price of our common stock may cause our common stock to no longer satisfy the continued listing standards of Nasdaq. If we are not able to maintain the requirements for listing on Nasdaq, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as on the price and liquidity of our common stock.

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

As of February 22, 2024, we had 59,252,349 outstanding shares of common stock. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

On February 13, 2024, we filed a Post-Effective Amendment No. 1 to our shelf registration statement on Form S-3 with the Securities and Exchange Commission, to register the offering, sale and issuance of up to $100.0 million in aggregate of our common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units from time to time in one or more offerings. This Post-Effective Amendment No. 1 was filed due to our expectation that we would cease to be a well-known seasoned issuer (as such term is defined in Rule 405 under the Securities Act) upon the filing of this Annual Report on Form 10-K.

Each time we offer to sell securities under the registration statement, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered.

For example, pursuant to the Form S-3, we may sell shares of common stock under our Sales Agreement with Jefferies, as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. As of December 31, 2023, the Company has issued and sold 1,176,470 shares of common stock through the Sales Agreement.

In addition, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of 18,077,251 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitation applicable to affiliates and the lock-up agreements described above.

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

As of December 31, 2023, our executive officers and directors and related entities beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including: a limited availability of market quotations for our securities; reduced liquidity for our securities; a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; a limited amount of new and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If such coverage is not maintained, the market price for our stock may be adversely affected. Our stock price also may decline if any analyst who covers us issues an adverse or erroneous opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet analysts’ expectations. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline and possibly adversely affect our ability to engage in future financings.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and if investors lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline significantly.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Additionally, due to our loss of emerging growth company status as of December 31, 2023, our independent registered public accounting firm was required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 as of December 31, 2023.

We do not currently have any internal audit function. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.

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

Our business, financial condition, results of operations or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Upon the loss of our status as an emerging growth company as of December 31, 2023, we are no longer exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. Nasdaq requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and Nasdaq requirements, significant resources and management oversight will be required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct risk assessments on a recurring basis to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Business Officer who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with other members of senior management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants and other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

As of December 31, 2023, and through the date of this filing, we are not aware of any material cybersecurity incidents that have impacted the Company. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Business Officer and other members of senior management are primarily responsible to assess and manage our material risks from cybersecurity threats. We have engaged a third party, who authored security manuals and holds multiple industry certifications, as our Virtual Chief Information Security Officer (VCISO) to support our Head of IT in Cyber related architecture and assessment.

Our Chief Business Officer and other members of senior management oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Chief Business Officer and other members of senior management are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following: rollout and expansion of cyber security tools and cyber industry awareness and trends.

Our Chief Business Officer and other members of senior management provide quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports. In addition, our Chief Business Officer provides annual briefings to the board of directors on cybersecurity risks and activities.

Item 2. Properties

We lease approximately 35,016 square feet of office space for our headquarters in San Diego, California. The corresponding lease has a term through July 2031.

We also lease 9,801 square feet of office space in Encinitas, California. The corresponding leases have terms through June 2026.

We also lease 2,153 square feet of office and laboratory space in Ghent, Belgium. The corresponding lease has a term through June 2024.

Management believes that the office and laboratory space is suitable and adequate to meet our anticipated near-term needs.

Item 3. Legal Proceedings

The information set forth in Note 5 “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements included in the accompanying audited consolidated financial statements of this Annual Report on Form 10-K, is incorporated herein by this reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “VTYX”.

Stockholders

As of February 22, 2024, we have 59,252,349 shares of common stock outstanding held by 19 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Sales of Unregistered Securities

There were no sales of unregistered securities by us during the fourth quarter of 2023 that were not previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. We are developing VTX958, a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor, for the treatment of moderately to severely active Crohn’s disease. In the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis. Based on these results, we have elected to terminate ongoing activities in the Phase 2 trials of VTX958 in plaque psoriasis and psoriatic arthritis. We are also conducting a Phase 2 trial of VTX958 in moderately to severely active Crohn’s disease, for which we expect to report topline results in the middle of 2024. In addition, we are developing VTX002, a sphingosine 1 phosphate receptor (S1P1R) modulator for the treatment of moderately to severely active ulcerative colitis (UC). In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis. Additionally, activities are underway to support initiation of a Phase 3 trial of VTX002 in ulcerative colitis during the second half of 2024. We expect to initiate a Phase 3 trial of VTX002 in ulcerative colitis in 2024. Our third product candidate, VTX2735, is a peripheral-targeted NOD-like receptor protein 3 (NLRP3) inflammasome inhibitor. We are conducting a Phase 2 trial for VTX2735 in cryopyrin-associated periodic syndrome (CAPS) patients and continue to evaluate additional indications for clinical development. We expect to provide a data update from the Phase 2 trial of VTX2735 in CAPS during the first quarter of 2024. In addition to VTX2735, we are conducting a Phase 1 trial of VTX3232, our novel CNS-penetrant NLRP3 inhibitor, in healthy volunteers. We expect to provide a data update from the Phase 1 trial of VTX3232 during the first quarter of 2024.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $193.0 million and $108.4 million for the years ended December 31, 2023 and December 31, 2022, respectively. We had an accumulated deficit of $419.2 million as of December 31, 2023. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

Impact of Macroeconomic Factors

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the military conflicts in Ukraine and the Middle East, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused volatile changes to inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these or future global economic conditions, particularly if such conditions are prolonged or worsen.

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

	Year ended December 31,
	2023	2022
VTX958	$80,577	$29,328
VTX002	38,363	23,352
VTX2735	3,306	9,364
VTX3232	5,315	4,953
Unallocated research and development expenses	48,206	20,741
Total research and development expenses	$175,767	$87,738

Substantially all of our research and development expenses to date have been incurred in connection with the discovery and development of our product candidates. We expect our research and development expenses may increase in the future as we advance an increased number of our product candidates through clinical development, including the conduct of our ongoing and planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development of product candidates is highly uncertain and subject to numerous risks and uncertainties. Accordingly, at this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates and to obtain regulatory approval for one or more of these product candidates.

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

We expect that our general and administrative expenses may increase in the future as we expand operations, increase our headcount to support our continued research and development activities and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have also incurred, and expect to continue to incur, increased costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations and disclosure and similar requirements applicable to public companies, particularly as we ceased to be an emerging growth company and smaller reporting company as of December 31, 2023. Additionally, if and when we believe that regulatory approval of a product candidate appears likely, we may incur significant increases in our general and administrative expenses related to the sales and marketing of any approved product candidate.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our consolidated results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Change
Operating expenses:
Research and development (includes related party amounts of $1,023 and $883, respectively)	$175,767	$87,738	$88,029
General and administrative	32,227	25,398	6,829
Total operating expenses	207,994	113,136	94,858
Loss from operations	(207,994)	(113,136)	(94,858)
Other (income) expense:
Interest income	(15,074)	(4,669)	(10,405)
Other (income) expense	42	(41)	83
Total other income	(15,032)	(4,710)	(10,322)
Net loss	$(192,962)	$(108,426)	$(84,536)
Unrealized gain (loss) on marketable securities	1,121	(1,023)	2,144
Foreign currency translation	(48)	(42)	(6)
Comprehensive loss	$(191,889)	$(109,491)	$(82,398)

Research and Development Expense

Research and development expenses were $175.8 million and $87.7 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, most research and development expenses have been related to the development of VTX958, VTX002 and VTX3232.

For the year ended December 31, 2023, as compared to the year ended December 31, 2022, there was a net increase in research and development expenses of approximately $88.0 million. This increase was comprised of increases in costs between periods associated with the Phase 1 and Phase 2 trials for VTX958 of approximately $51.2 million, the Phase 2 trial for VTX002 of approximately $15.0 million, and IND enabling studies and the Phase 1 trial for VTX3232 of approximately $0.4 million, offset by a decrease in costs associated with the Phase 1 and Phase 2 trials for VTX2735 of $6.1 million. There were also increases in stock-based compensation expense of approximately $8.0 million and compensation-related expenses of approximately $14.5 million. Additionally, approximately $5.0 million of the increase between periods was attributable to professional service fees incurred, non-program specific discovery costs, facility related costs, software license and support costs and travel costs.

General and Administrative Expense

General and administrative expenses were $32.2 million and $25.4 million for the years ended December 31, 2023 and 2022, respectively. The increase of $6.8 million was primarily due to increased personnel costs, including stock-based compensation of approximately $4.0 million, compensation-related expenses of approximately $2.6 million and professional service fees of approximately $0.9 million. These increases were offset by a decrease in insurance costs of approximately $0.6 million.

Other (Income) Expense

Other income was $15.0 million and $4.7 million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through December 31, 2023, we have funded our operations primarily through the issuance of equity and debt securities. Prior to our initial public offering (IPO) in October 2021, we issued an aggregate of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. In September 2022, through the closing of our private placement, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. In February 2023, we received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us from the sale of shares of our common stock through the Sales Agreement. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $252.2 million, excluding restricted cash of $1.0 million.

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

Based on our current business plan, we believe that existing cash, cash equivalents, and marketable securities will be sufficient to fund our obligations for at least twelve months from the issuance of these consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Short-term liquidity needs pertaining to our operating leases is approximately $2.2 million. Long-term liquidity needs pertaining to our operating leases is approximately $15.6 million with our last minimum lease payment due in July 2031. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31 2023, we had cash, cash equivalents and marketable securities of $252.2 million, excluding restricted cash of $1.0 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Year ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(166,522)	$(98,771)
Investing activities	$100,940	$(74,931)
Financing activities	$53,329	$167,772

Operating Activities

Net cash used in operating activities was $166.5 million for the year ended December 31, 2023 and was primarily due to our net loss of $193.0 million offset by $20.7 million for noncash items and a net increase of $5.8 million in operating assets and liabilities. The noncash items included approximately $28.6 million for stock-based compensation expense, approximately $1.0 million for the amortization of operating right-of-use assets and depreciation expense and approximately $0.3 million for the loss on impairment of the Encinitas ROU asset and associated furniture and fixtures, offset by approximately $9.2 million for the net accretion of investments in available-for-sale marketable securities. The $5.8 million change in operating assets and liabilities was primarily attributable to an increase in accrued expenses of approximately $6.0 million, a decrease in accounts payable of approximately $0.7 million, and a decrease in prepaid expenses and other assets of approximately $0.6 million, offset by a decrease in operating lease liabilities of approximately $0.1 million.

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

Investing Activities

Net cash provided by investing activities was $100.9 million for the year ended December 31, 2023 and was primarily related to $373.7 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $272.3 million of investments in available-for-sale marketable securities and purchases of property and equipment of approximately $0.5 million.

Net cash used in investing activities was $74.9 million for the year ended December 31, 2022 and was primarily related to the purchase of $347.2 million of investments in available-for-sale marketable securities, offset by $272.6 million in proceeds from maturities of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities was $53.3 million for the year ended December 31, 2023 and was attributable to approximately $48.4 million in net proceeds from the issuance of common stock under the Sales Agreement, approximately $4.7 million in proceeds from the exercise of stock options and approximately $0.2 million in proceeds from the issuance of common stock under the 2021 Employee Stock Purchase Plan (2021 ESPP).

Net cash provided by financing activities was $167.8 million for the year ended December 31, 2022 and was attributable to approximately $165.4 million in net proceeds from the issuance of common stock from the private placement, $2.1 million in proceeds from the exercise of stock options, and $0.3 million in proceeds from the issuance of common stock under the 2021 ESPP.

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

Assumptions and estimates used to determine cash flows in the evaluation of impairment and fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in additional impairment charges, and such changes could be material.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted, if any, during the years ended December 31, 2023 and 2022.

Other Company Information

Transition from Emerging Growth Company and Smaller Reporting Company Status

On December 31, 2023, we ceased to be an “emerging growth company” (“EGC”), as defined in the JOBS Act, due to our large accelerated filer status. Accordingly, we may no longer take advantage of EGC-related reduced reporting requirements that are otherwise applicable to public companies. For example, we have previously elected to take advantage of the extended transition period for complying with new or revised accounting standards. EGC status also exempted us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

On December 31, 2023, we also ceased to be a “smaller reporting company” because the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our initial public offering exceeded $700 million as of June 30, 2023. However, we are complying with certain scaled disclosure requirements available to smaller reporting companies in this Annual Report (including, for example, presenting only the two most recent fiscal years of audited consolidated financial statements), which we are permitted to do under SEC rules because we were a smaller reporting company in 2023. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Due to the loss of EGC and smaller reporting company status, we expect our public company compliance costs to increase.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial positions, results of operations or cash flows is disclosed in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2023 and 2022, we had cash, cash equivalents and marketable securities of $252.2 million and $356.6 million, respectively, primarily invested in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper, asset-backed securities and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term available-for-sale marketable securities. Our available-for-sale marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.

We have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive loss within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the year ended December 31, 2023 would be immaterial.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included in Part IV, Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ventyx Biosciences, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ventyx Biosciences, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ventyx Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Diego, California

February 27, 2024

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:

On December 11, 2023, Martin Auster, M.D., our Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 278,472 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until July 24, 2024, or earlier if all transactions under the trading arrangement are completed.

On December 14, 2023, William J. Sandborn, M.D., our former President and Chief Medical Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 270,998 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until September 27, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, or the 2024 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

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

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

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

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as amended June 9, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 10, 2023.

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

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.2+	2019 Equity Incentive Plan, as amended, and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

10.3+	2021 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, dated March 23, 2023).

10.4+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

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

10.15+	Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated May 9, 2022).

10.16+	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, dated March 23, 2023).

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

10.20+	Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, dated May 11, 2023).

10.21

Sublease Agreement, dated July 21, 2023, by and between the Registrant and Neurocrine Biosciences (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K, dated July 26, 2023).

10.22+*	Separation Agreement and Release, dated November 22, 2023, by and between the Registrant and William J. Sandborn

10.23+*	Consulting Agreement, dated November 20, 2023, by and between the Registrant and William J. Sandborn

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, dated March 23, 2023).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Ventyx Biosciences, Inc.

Date: February 27, 2024	By:	/s/ Raju Mohan
Raju Mohan, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2024	By:	/s/ Martin Auster
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

Name	Title	Date

/s/ Raju Mohan	Chief Executive Officer and Director	February 27, 2024
Raju Mohan, Ph.D.	(Principal Executive Officer)

/s/ Martin Auster	Chief Financial Officer	February 27, 2024
Martin Auster, M.D.	(Principal Financial and Accounting Officer)

/s/ Sheila Gujrathi	Executive Chairperson	February 27, 2024
Sheila Gujrathi, M.D.

/s/ Onaiza Cadoret-Manier	Director	February 27, 2024
Onaiza Cadoret-Manier, M.B.A.

/s/ Allison J. Hulme	Director	February 27, 2024
Allison J. Hulme, Ph.D.

/s/ Somasundaram Subramaniam	Director	February 27, 2024
Somasundaram Subramaniam, M.B.A.

/s/ William White	Director	February 27, 2024
William White, J.D., M.P.P.

VENTYX BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ventyx Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ventyx Biosciences, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated Clinical Trial Costs

Description of the Matter

The Company recorded research and development expenses of $175.8 million for the year ended December 31, 2023, which includes clinical trial costs. Research and development costs are expensed as incurred. As discussed in Note 2 to the consolidated financial statements, the Company estimates expenses incurred for clinical trial costs and services received and maintains a prepaid or accrual based on these costs. The Company estimates expenses incurred using assumptions about study and patient activities and the related expected expenses for those activities determined based on the contracted fees with service providers.

Auditing the Company’s clinical trial costs is complex as the information necessary to estimate the accruals is accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from vendors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accumulation of data to estimate the clinical trial costs, which included controls over management’s assessment of the assumptions and accuracy of data underlying the clinical trial costs estimate.

To test the Company’s clinical trial costs, we performed audit procedures that included, among other procedures, obtaining supporting evidence of the activities performed for significant clinical trials and confirming expenses with the contract research organizations. We corroborated the status of significant clinical development costs through meetings with accounting and clinical project managers. We compared the costs for a sample of transactions against the related invoices and contracts and examined a sample of subsequent payments to evaluate the accuracy of the clinical trial costs and recalculated the ending prepaid or accrual for clinical trial costs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Diego, California

February 27, 2024

Ventyx Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$51,579	$64,819
Marketable securities	200,641	253,122
Prepaid expenses and other assets	12,125	12,747
Total current assets	264,345	330,688
Property and equipment, net	762	407
Operating lease right-of-use assets	11,509	1,537
Marketable securities	—	38,672
Restricted cash	975	—
Other long-term assets	102	96
Total assets	$277,693	$371,400
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,756	$6,433
Accrued expenses	15,508	9,514
Current portion of operating lease liabilities	1,001	412
Total current liabilities	22,265	16,359
Operating lease liabilities, net of current portion	11,505	1,146
Total liabilities	33,770	17,505
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at December 31, 2023 and December 31, 2022; 59,252,349 and 57,025,847 shares issued at December 31, 2023 and December 31, 2022, respectively; 59,239,113 and 56,980,845 shares outstanding at December 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	663,154	581,237
Accumulated other comprehensive loss	(50)	(1,123)
Accumulated deficit	(419,187)	(226,225)
Total stockholders' equity	243,923	353,895
Total liabilities and stockholders' equity	$277,693	$371,400

The accompanying notes are an integral part of these consolidated financial statements.

Ventyx Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022
Operating expenses:
Research and development (includes related party amounts of $1,023 and $883, respectively)	$175,767	$87,738
General and administrative	32,227	25,398
Total operating expenses	207,994	113,136
Loss from operations	(207,994)	(113,136)
Other (income) expense:
Interest income	(15,074)	(4,669)
Other (income) expense	42	(41)
Total other (income) expense	(15,032)	(4,710)
Net loss	$(192,962)	$(108,426)
Unrealized gain (loss) on marketable securities	1,121	(1,023)
Foreign currency translation	(48)	(42)
Comprehensive loss	$(191,889)	$(109,491)
Net loss per share attributable to common shareholders, basic and diluted	$(3.30)	$(2.07)
Shares used to compute basic and diluted net loss per share attributable to common shareholders	58,542,974	52,471,003

The accompanying notes are an integral part of these consolidated financial statements.

Ventyx Biosciences, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	56,980,845	$6	$581,237	$(1,123)	$(226,225)	$353,895
Issuance of common stock from at-the-market offering, net of commissions and offering expenses	1,176,470	—	48,408	—	—	48,408
Issuance of common stock upon exercise of stock options	837,922	—	4,671	—	—	4,671
Issuance of common stock upon vesting of restricted common stock	216,436	—	—	—	—	-
Shares issued under employee stock purchase plan	27,440	—	250	—	—	250
Stock-based compensation expense	—	—	28,588	—	—	28,588
Unrealized gain on marketable securities	—	—	—	1,121	—	1,121
Foreign currency translation	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(192,962)	(192,962)
Balance at December 31, 2023	59,239,113	$6	$663,154	$(50)	$(419,187)	$243,923

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	50,408,830	$5	$397,051	$(58)	$(117,799)	$279,199
Issuance of common stock from private placement, net of issuance costs	5,350,000	1	165,213	—	—	165,214
Issuance of common stock upon exercise of stock options	959,066	—	2,110	—	—	2,110
Issuance of common stock upon vesting of restricted common stock	241,792	—	—	—	—	—
Shares issued under employee stock purchase plan	21,157	—	267	—	—	267
Adjustment to offering expenses in the initial public offering	—	—	26	—	—	26
Stock-based compensation expense	—	—	16,570	—	—	16,570
Unrealized loss on marketable securities	—	—	—	(1,023)	—	(1,023)
Foreign currency translation	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(108,426)	(108,426)
Balance at December 31, 2022	56,980,845	$6	$581,237	$(1,123)	$(226,225)	$353,895

The accompanying notes are an integral part of these consolidated financial statements.

Ventyx Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(192,962)	$(108,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	158	123
Loss on impairment	285	—
Amortization of right-of-use assets - operating	783	347
Stock-based compensation	28,588	16,570
Accretion of marketable securities, net	(9,180)	(2,228)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	616	(8,336)
Operating lease liabilities	(59)	(326)
Accounts payable	(745)	1,613
Accrued expenses	5,994	1,892
Net cash used in operating activities	(166,522)	(98,771)
Cash flows from investing activities:
Purchases of marketable securities, available-for-sale	(272,271)	(347,236)
Proceeds from maturities of marketable securities, available-for-sale	373,725	272,580
Purchases of property and equipment	(514)	(275)
Net cash provided by (used in) investing activities	100,940	(74,931)
Cash flows from financing activities:
Proceeds from issuance of common stock from at-the-market offering, net of commissions and offering expenses	48,408	—
Proceeds from issuance of common stock from private placement, net of offering costs	—	165,398
Proceeds from exercise of stock options	4,671	2,107
Proceeds from issuance of common stock under employee stock purchase plan	250	267
Net cash provided by financing activities	53,329	167,772
Effect of exchange rates on cash, cash equivalents and restricted cash	(12)	(42)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,265)	(5,972)
Cash, cash equivalents and restricted cash, beginning of year	64,819	70,791
Cash, cash equivalents and restricted cash, end of year	$52,554	$64,819

Supplemental disclosure for non-cash activities
Unpaid private placement offering costs	$—	$184
Purchases of property and equipment included in accounts payable and accrued expenses	$67	$—

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

Liquidity and Capital Resources

The Company has experienced net losses since inception and, as of December 31, 2023, had an accumulated deficit of $419.2 million. From incorporation in November 2018 through December 31, 2023, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital and identifying product candidates and conducting preclinical studies and clinical trials. Substantially all of the Company’s operations have been funded through debt and equity financings. The Company does not have any products approved for sale and has not generated any revenue from product sales.

At December 31, 2023, the Company had cash, cash equivalents, and marketable securities of $252.2 million, excluding restricted cash of $1.0 million. As of the date of filing this Annual Report on Form 10-K, the Company has access to and control over all its cash, cash equivalents and marketable securities, notwithstanding the closure of Silicon Valley Bank. Since the Company’s inception, the Company has incurred significant operating losses and, through the date of this report, has financed operations primarily through public offerings and private placements of our common stock, private placements of the Company’s convertible preferred stock and convertible debt instruments.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The presentation of the Company’s consolidated financial statements for the periods presented reflect the financial results of Ventyx Biosciences, Inc. on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Significant estimates include, but are not limited to, estimates related to prepaid and accrued clinical trial and research and development costs, the measurement of the fair value of stock-based awards, available-for-sale marketable securities, the measurement of operating lease right-of-use assets and operating lease liabilities, and the evaluation of long-lived assets for impairment. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Risks and Uncertainties

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the military conflicts in Ukraine and the Middle East, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused volatile changes to inflation globally. The Company’s business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these or future global economic conditions, particularly if such conditions are prolonged or worsen.

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

Segments

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

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

The Company follows Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other, Internal-Use Software, (“ASC 350-40”) to account for development costs incurred for the costs of computer software obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Capitalized internal-use software costs are primarily comprised of direct labor, related expenses and initial software licenses. ASC 350-40 includes specific guidance on costs not to be capitalized, such as overhead, general and administrative and training costs. Internal-use software includes software utilized for cloud-based solutions as well as software for internal systems and tools. Costs are capitalized once the project is defined, funding is committed and it is confirmed the software will be used for its intended purpose. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. During the years ended December 31, 2023 and 2022, the Company capitalized $0.3 million and $0.2 million of internal-use software costs, respectively.

The Company evaluates its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restricted Cash

Under the terms of the Company’s Sublease Agreement (the “Sublease”) executed in July 2023 with Neurocrine Biosciences, Inc. (“Neurocrine”) for office space in San Diego, California, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. Additionally, in August 2023, the Company opened a corporate credit card account with Bank of America requiring a secured cash deposit of $0.5 million. Both the letter of credit and secured credit card are secured by deposits totaling $1.0 million with the same bank. The Company classified these deposits as restricted cash in the consolidated balance sheet as of December 31, 2023.

A reconciliation of the cash, cash equivalents and restricted cash reported in our consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows is as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$51,579	$64,819
Restricted cash	975	—
Total cash, cash equivalents and restricted cash	$52,554	$64,819

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

As a result of the Company entering into the Sublease in July 2023 with Neurocrine for office space in San Diego, California which became the Company’s headquarters in August 2023, the Company determined impairment testing triggers had occurred for the Encinitas, California ROU asset and the associated furniture and fixtures (collectively, the “Encinitas Asset Group”) as of July 21, 2023. Accordingly, the Company analyzed undiscounted cash flows for the Encinitas Asset Group. Based on the undiscounted cash flow analysis, the Company determined that the estimated net carrying value of the Encinitas Asset Group exceeded undiscounted cash flows and therefore, the Encinitas Asset Group was impaired and recorded a loss on impairment of $0.3 million. See Note 7, Leases, in the notes to the consolidated financial statements for further discussion.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale marketable securities and restricted cash. The Company maintains deposits in government insured financial institutions in excess of government insured limits. The Company invests its cash balances in financial institutions that it believes have high credit quality, has not experienced any losses on such accounts and does not believe it is exposed to significant credit risk. The Company purchases its available-for-sale marketable securities with financial institutions which management believes have high credit ratings. The Company performs periodic evaluations of the credit standing of the financial institutions for which it has marketable securities with. Additionally, the Company has adopted investment guidelines that limit the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be highly rated, thereby reducing credit risk exposure.

Deferred Offering Costs

The Company defers offering costs consisting of accounting and legal fees directly attributable to the issuance of equity and debt securities until the successful completion of such issuances, at which time they are reclassified to additional paid-in capital as a reduction against the proceeds received.

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

Restructuring Costs

The Company defines restructuring costs as expenses directly associated with restructuring activities. Such costs include severance and related tax and benefit expenses from workforce reductions. For one-time termination benefits, the cost is recorded when the term of the one-time benefits are communicated to the impacted employees and the employees are not required to render service beyond a minimum retention period. If employees are required to render service beyond a minimum retention period, the liability for the termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date, and is recognized ratably over the future service period.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not yet completed its assessment of the impact of ASU 2023-09 on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The Company adopted this standard on January 1, 2023 and as the Company does not have material trade or financing receivables or held to maturity debt securities, and as management does not expect to incur credit losses on available-for-sale marketable debt securities held by the Company, the adoption of this standard did not have a material impact to the consolidated financial statements at the adoption date.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$40,241	$—	$—	$40,241
Commercial paper	—	7,468	—	7,468
Total cash equivalents	40,241	7,468	—	47,709
Marketable securities
U.S. government agency securities	—	67,208	—	67,208
Commercial paper	—	118,465	—	118,465
Asset backed securities	—	14,968	—	14,968
Total marketable securities	—	200,641	—	200,641
Total assets	$40,241	$208,109	$—	$248,350

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$22,721	$—	$—	$22,721
Total cash equivalents	22,721	—	—	22,721
Marketable securities
U.S. Treasury securities	39,567	—	—	39,567
U.S. government agency securities	—	74,979	—	74,979
Corporate debt securities	—	2,990	—	2,990
Commercial paper	—	171,866	—	171,866
Asset backed securities	—	2,392	—	2,392
Total marketable securities	39,567	252,227	—	291,794
Total assets	$62,288	$252,227	$—	$314,515

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid or other observable market data for identical or similar securities. During the years ended December 31, 2023, 2022, there were no transfers between Level 1, Level 2 and Level 3.

As of December 31, 2023 and 2022, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. government agency securities	$67,310	$—	$(102)	$67,208
Commercial paper	118,323	143	(1)	118,465
Asset backed securities	14,979	2	(13)	14,968
Total marketable securities	$200,612	$145	$(116)	$200,641

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$39,989	$—	$(422)	$39,567
U.S. government agency securities	75,337	—	(358)	74,979
Corporate debt securities	3,005	—	(15)	2,990
Commercial paper	172,162	20	(316)	171,866
Asset backed securities	2,393	—	(1)	2,392
Total marketable securities	$292,886	$20	$(1,112)	$291,794

All of the Company’s marketable securities as of December 31, 2023 have maturity dates of less than one year.

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

As of December 31, 2023, 10 available-for-sale marketable securities were in an unrealized loss position. Of the 10 available-for-sale marketable securities in an unrealized loss position, 8 had been in an unrealized loss position for less than 12 months and 2 had been in an unrealized loss position for greater than 12 months. As of December 31, 2022, 37 available-for-sale marketable securities were in an unrealized loss position. Of the 37 available-for-sale marketable securities in an unrealized loss position, 32 had been in an unrealized loss position for less than 12 months and 5 had been in an unrealized loss position for greater than 12 months.

The Company evaluated the securities individually for impairment and considered factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the security before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized losses are the result of a credit loss as of December 31, 2023 and 2022 because the Company does not intend to sell these securities prior to maturity and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As such, the Company did not record an allowance for credit losses as of December 31, 2023 and 2022. The decline in market value in the Company’s marketable securities was primarily attributable to an increase in interest rates during the years ended December 31, 2023 and 2022.

Accrued interest receivable on available-for-sale marketable securities, included in prepaid expenses and other assets on the Company’s consolidated balance sheets, was $0.8 million and $0.9 million at December 31, 2023 and 2022, respectively.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2023, the Company measured the Encinitas Asset Group at fair value, which resulted in impairment charges. The fair value of the Encinitas Asset Group was determined using a discounted cash flow (“DCF”) model, which estimated the net present value of future net cash flows that a market participant would pay to use the Encinitas Asset Group for the remaining lease term. The key inputs to the DCF model included future projections of cash rental payments and a discount rate.

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Internal-use software	$491	$188
Laboratory equipment	178	142
Furniture and fixtures	137	104
Computer hardware and software	58	68
Construction in progress	157	—
Property and equipment, gross	1,021	502
Less: accumulated depreciation	(259)	(95)
Property and equipment, net	$762	$407

During the years ended December 31, 2023 and 2022, depreciation expense was approximately $0.2 million and $0.1 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued research and development costs	$1,868	$2,450
Accrued clinical trial costs	4,831	1,235
Accrued payroll liabilities	7,742	4,208
Other accrued liabilities	984	1,557
Accrued related party liabilities	83	64
Total accrued expenses	$15,508	$9,514

On December 5, 2023, the Company committed to and implemented a reduction in force (“RIF”) and incurred one-time termination benefits associated with severance payment obligations and continued healthcare benefits for employees terminated under the RIF. During the year ended December 31, 2023, the Company recorded a charge of $2.2 million associated with the RIF of which $1.7 million was recorded in research and development expenses and $0.5 million was included in general and administrative expenses. As of December 31, 2023, $2.2 million is included in accrued payroll liabilities.

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

6. Stockholders’ Equity

ATM Sales Agreement

In December 2022, the Company entered into Open Market Sales AgreementSM (“Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may offer and sell in an at-the-market offering, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. The Company has no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement.

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

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 par value as of December 31, 2023 and 2022. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalents shares) as of December 31, 2023:

December 31,
2023
Issued and outstanding:
Stock options	10,338,724
Restricted stock awards	13,236
Restricted stock units	530,726
Authorized for future stock award grants:
2021 Equity Incentive Plan	317,001
2021 Employee Stock Purchase Plan	1,031,661
Total	12,231,348

7. Leases

In July 2023, the Company entered into a Sublease with Neurocrine for office space in San Diego, California which became the Company’s headquarters in August 2023. Under the terms of the Sublease, the Company leased the second floor of the building, including certain furniture and fixtures, located at 12790 El Camino Real in San Diego, California consisting of approximately 35,016 rentable square feet of office space. The term of this non-cancellable lease commenced on July 21, 2023, and will end on July 31, 2031. The Company is subleasing the premises for $1.0 million in the first year with 3% annual increases in each subsequent year. The Sublease included rent abatement for the second through the seventh full calendar months of the lease term. In lieu of a cash security deposit under the Sublease, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. The letter of credit is secured by a deposit of $0.5 million with the same bank. In applying ASC 842, the Company elected the practical expedient to not separate non-lease components from lease components and concluded the Sublease should be classified as an operating lease. As the Sublease did not provide an implicit rate, the Company used its incremental borrowing rate available at commencement date in determining the present value of lease payments. The Company recognized an operating lease liability of $11.0 million and a corresponding operating lease right-of-use asset of approximately $11.0 million during the year ended December 31, 2023.

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

As noted in Note 2, Summary of Significant Accounting Policies, the Company tests ROU assets when impairment indicators are present. The Company determined impairment triggers had occurred for the Encinitas Asset Group when the Sublease was executed and the Company moved its headquarters to the office space in San Diego, California. Therefore, the Company performed an undiscounted cash flow analysis for the Encinitas Asset Group as of July 21, 2023. Based on the undiscounted cash flow analysis, the Company determined the Encinitas Asset Group had a net carrying value that exceeded its estimated undiscounted future cash flows and the fair value for the Encinitas Asset Group. The fair value of the Encinitas Asset Group measured on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair value was compared to the net carrying value and as a result, the Encinitas Asset Group held and used with a carrying amount of $1.4 million was determined to have a fair value of $1.1 million, resulting in an impairment charge of $0.3 million, of which an immaterial amount was associated with the furniture and fixtures included in the Encinitas Asset Group. During the year ended December 31, 2023, $0.2 million of the impairment charge was recorded in research and development expenses and $0.1 million of the impairment charge was recorded in general and administrative expenses within the consolidated statements of operations and comprehensive loss.

The Company’s leases have remaining terms ranging between one year to eight years. The leases contain various termination options. The Company leases do not contain any residual value guarantees or material restrictive covenants.

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 7.1 years and 10.0%, respectively, at December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company recognized operating lease costs of $1.5 million and $0.5 million, respectively, and an immaterial amount of variable lease costs in both periods. In addition, the Company made cash payments of $0.7 million and $0.5 million for operating leases during the years ended December 31, 2023 and 2022, respectively, which are included in cash flows from operating activities in the consolidated statements of cash flows.

Supplemental cash flow information related to operating leases for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year ended December 31,
	2023	2022
Noncash activity:
Right-of-use assets obtained in exchange for operating lease liabilities	$11,007	$508
Right-of-use assets obtained in exchange for operating lease liabilities in connection with adoption of new lease standard	$—	$1,384

The Company’s right-of-use assets and lease liabilities were as follows at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$11,509	$1,537
Liabilities:
Current portion of operating lease liabilities	1,001	412
Operating lease liabilities, net of current portion	11,505	1,146
Total lease liabilities	$12,506	$1,558

Future minimum payments under non-cancellable leases as of December 31, 2023 were as follows (in thousands):

Years ending December 31,
2024	$2,198
2025	2,575
2026	2,390
2027	2,199
2028	2,265
Thereafter	6,162
Total future minimum lease payments	17,789
Less: imputed interest	(5,283)
Present value of lease liabilities	12,506
Less: lease liabilities, current	(1,001)
Lease liabilities, net of current portion	$11,505

8. Stock-Based Compensation

Equity Incentive Plans

In February 2019, the Company adopted its 2019 Equity Incentive Plan (the “2019 Plan”). In October 2021, the 2019 Plan was terminated as to new awards upon the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on October 19, 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors or consultants of the Company.

The number of common shares available for issuance under the 2021 Plan is 5,612,000 shares of common stock plus any common shares subject to stock options, restricted stock units or similar awards granted under the 2019 Plan that expire, are forfeited or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of common shares to be added to the 2021 Plan equal to 4,978,561 common shares. Additionally, shares available for issuance under the 2021 Plan increase on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year, equal to the lesser of 5,102,000 common shares, 5% of the outstanding common shares on the last day of the immediately preceding fiscal year, or such number of common shares determined by the board of directors. On January 1, 2024 and 2023, the number of shares of common stock that may be issued under the 2021 Plan was automatically increased by 2,962,617 and 2,851,292 shares, respectively.

Options granted under the 2019 Plan and 2021 Plan (collectively, the “Plans”) generally vest over a period of between one and four years and expire ten years from grant date. As of December 31, 2023 and 2022, the Company had 9,018,173 and 6,161,504 shares, respectively, authorized for issuance under the Plans, and 317,001 and 1,195,138 shares, respectively, remained available for grant.

Total share-based compensation expense was comprised of the following (in thousands):

	Year ended December 31,
	2023	2022
Research and development	$14,590	$6,619
General and administrative	13,998	9,951
Total stock-based compensation expense	$28,588	$16,570

Stock-based compensation expense by type of share-based award (in thousands):

	Year ended December 31,
	2023	2022
Stock options	$24,241	$13,642
Restricted stock awards	109	111
Restricted stock units	4,030	2,635
Employee Stock Purchase Plan	208	182
Total stock-based compensation expense	$28,588	$16,570

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	7,592,856	$11.82	8.74	$159,929
Granted	4,772,252	20.66
Exercised	(837,922)	5.57
Forfeited and cancelled	(1,188,462)	28.97
Outstanding as of December 31, 2023	10,338,724	$14.42	8.24	$1,737
Options vested and expected to vest as of December 31, 2023	10,338,724	$14.42	8.24	$1,737
Options exercisable as of December 31, 2023	4,091,946	$11.99	7.28	$1,061

The weighted average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $13.44 and $11.36 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the year ended December 31, 2023 and 2022 was $23.8 million and $17.7 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

Year ended December 31,
	2023	2022
Risk-free interest rate	3.4% - 5.4%	0.9% - 4.4%
Expected volatility	67.5% - 100.4%	67.9% - 75.0%
Expected term (in years)	0.3 - 10.0	0.3 - 10.0
Expected dividend yield	—	—

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

During the year ended December 31, 2023, the Company recorded a net decrease to stock-based compensation expense of approximately $1.4 million pertaining to the net impact of the modification of stock options in connection with the termination of five employees and the related reversal of estimated expenses associated with unvested awards upon the modification date. During the year ended December 31, 2022, the Company recorded incremental stock-based compensation expense of approximately $0.3 million pertaining to the modification of stock options in connection with the termination of two employees. The modifications provided for an acceleration of unvested options, resulting in additional compensation expense that was immediately recognized. As of December 31, 2023, unrecognized stock-based compensation was $54.4 million which is expected to be recognized over the weighted average period of 3.0 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of 3 years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the years ended December 31, 2023 and 2022, the Company did not repurchase any unvested shares, respectively.

The following table summarizes restricted stock award activity for the year ended December 31, 2023:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2022	45,002	$3.45
Vested	(31,766)	3.45
Unvested balance as of December 31, 2023	13,236	$3.45

The Company records a liability for unvested restricted stock awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was immaterial as of December 31, 2023 and 2022. The total fair value of restricted stock awards vested during the years ended December 31, 2023 and 2022 was immaterial. As of December 31, 2023, there was an immaterial amount of unrecognized stock-based compensation cost pertaining to restricted stock awards that will be recognized over a weighted average period of 0.3 years.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of 4 years. The following table summarizes restricted stock unit activity for the year ended December 31, 2023:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Balance as of December 31, 2022	569,757	$15.86
Granted	203,511	32.83
Vested	(184,670)	15.61
Forfeited and cancelled	(57,872)	28.20
Unvested balance as of December 31, 2023	530,726	$21.11

As of December 31, 2023, $9.3 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

In October 2021, the board of directors and stockholders approved the 2021 Employee Stock Purchase Plan which became effective on October 19, 2021. The maximum number of shares of common stock that will be made available for sale under the 2021 ESPP is equal to 510,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year, beginning with fiscal year 2023, in an amount equal to the lesser of 1,020,000 shares of common stock, 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or such number of common shares determined by the board of directors. On January 1, 2024 and 2023, the number of shares of common stock that are available for sale under the 2021 ESPP was automatically increased by 592,523 and 570,258 shares, respectively.

Participating employees purchase stock under the 2021 ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The 2021 ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the 2021 ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares during each purchase period. During the years ended December 31, 2023 and 2022, total stock-based compensation expense recognized related to the 2021 ESPP was $0.2 million. Additionally, during the years ended December 31, 2023 and 2022, a total of 27,440 and 21,157 shares of common stock were issued under the 2021 ESPP at an average per share price of $9.09 and $12.62, respectively.

9. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Year ended December 31,
	2023	2022
(in thousands, except share and per share amounts)
Numerator:
Net loss	$(192,962)	$(108,426)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	58,542,974	52,471,003
Basic and diluted net loss per share attributable to common shareholders	$(3.30)	$(2.07)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at December 31, 2023 and 2022, because to do so would be anti-dilutive.

	Year ended December 31,
	2023	2022
Shares issuable upon exercise of stock options	10,338,724	7,592,856
Unvested restricted stock units	530,726	569,757
Unvested restricted stock awards	13,236	45,002
Shares purchasable under the 2021 Employee Stock Purchase Plan	64,823	11,294
Total	10,947,509	8,218,909

10. Employee Benefit Plan

Effective March 1, 2021, the Company assumed a defined contribution 401(k) plan from a related party—Kalika Biosciences, Inc. (“Kalika”) for employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of employment. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation.

In December 2021, the Company amended the 401(k) plan, effective February 15, 2022, and added a provision for an employer matching contribution in the amount of 50% of the first 8% of employee contributions to the 401(k) plan. In February 2022, the Company further amended the 401(k) plan, effective March 31, 2022, to adjust the vesting schedule related to the employer matching contributions. The vesting schedule for employer matching contributions was changed to a 3-year graded vesting schedule, with contributions vesting 35%, 70% and 100% at the ends of the first, second and third years of employment with the Company, respectively. Company contributions under the 401(k) plan were $0.5 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

11. Income Taxes

Income tax expense for both domestic and foreign operations was immaterial for the years ended December 31, 2023 and 2022. The Company included income tax expense in general and administrative expenses and other (income) expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively.

The amount of net loss before provision for income taxes for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year ended December 31,
	2023	2022
U.S. net loss before income taxes	$(121,383)	$(52,073)
Foreign net loss before income taxes	(71,548)	(56,353)
Net loss before income taxes	$(192,931)	$(108,426)

A reconciliation of the federal statutory rate to the effective tax rate for loss from continuing operations for the years ended December 31, 2023 and 2022 is as follows:

	Year ended December 31,
	2023	2022
% of pre-tax loss:
Statutory federal income tax rate	21.0%	21.0%
Foreign rate differential	1.5%	2.1%
Foreign non-deductible interest expense	-0.6%	0.0%
Prior year adjustments	3.5%	0.7%
Officers compensation limitation	-2.0%	-2.0%
Stock compensation	1.7%	2.0%
Research and development credits	2.5%	2.1%
Other	0.0%	0.1%
Valuation allowance	-27.6%	-26.0%
Effective income tax rate	0.0%	0.0%

Significant components of the deferred tax balances at December 31, 2023 and 2022 are presented below (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$52,827	$29,180
Stock compensation	4,845	1,995
Research and development credits	8,874	4,096
Research and development expenses	30,321	8,036
Unrealized (gain) loss on marketable securities	(6)	229
Operating lease liabilities	2,620	310
Other	1,073	1,467
Total gross deferred tax assets	100,554	45,313
Valuation allowance	(98,073)	(44,997)
Total deferred tax assets, net	2,481	316
Deferred tax liabilities:
Property and equipment	(71)	(10)
Operating lease right-of-use assets	(2,410)	(306)
Total deferred tax liabilities	(2,481)	(316)
Net deferred tax assets	$—	$—

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

For the years ended December 31, 2023 and 2022, the Company had federal net operating loss (“NOL”) carryforwards of $30.4 million and $27.9 million, respectively. The losses do not expire, but are limited to 80% utilization against taxable income. For the years ended December 31, 2023 and 2022, the Company had United Kingdom (“U.K.”) pre-trading expenditures of approximately $185.8 million and $93.3 million, respectively. Tax relief for pre-trading expenditures is generally limited to the expenditures incurred in the seven years prior to trade commencing.

Due to the Company's history of losses and uncertainty regarding future earnings, a valuation allowance has been recorded against the Company's deferred tax assets, as it is not more likely than not that such assets will be realized.

Pursuant to Internal Revenue Code (“IRC”) of 1986, as amended specifically IRC Section 382, the Company’s ability to use U.S. net operating loss carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 as of December 31, 2023. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining net operating loss carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted.

As of December 31, 2023, the Company had federal research and development tax credits of $8.2 million, that will begin to expire in 2039. At December 31, 2023, the Company had state research and development credits of $3.1 million, that do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2023 is as follows (in thousands):

	December 31,
	2023	2022
Balance at beginning of period	$1,208	$—
Increase (decrease) related to prior year tax positions	(717)	348
Increase related to current year tax positions	1,378	860
Balance at end of period	$1,869	$1,208

The Company accounts for its unrecognized tax benefits in accordance with ASC 740. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At December 31, 2023 and 2022, the Company did not recognize any interest and penalties. The amount of unrecognized tax benefit, if recognized and realized, that would affect the effective tax rate is $1.8 million as of December 31, 2023. The Company does not expect there would be unrecognized tax benefits that will significantly increase or decrease within 12 months of the reporting date.

The Company is not currently under tax examination in any tax jurisdiction. At December 31, 2023, the Company remains subject to income tax examinations in the U.S. and in the U.K. for tax years 2020 through 2023. The Company’s tax years from inception are subject to examination in the U.S. and in the U.K. due to historical losses and tax attributes.

12. Related Party Transactions

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

Expense recognized by the Company under the related party Support Services Agreements was as follows (in thousands):

	Year ended December 31,
	2023	2022
Research and development - Bayside	$1,023	$883
Total research and development - related party	$1,023	$883

At December 31, 2023 and 2022, the Company had accounts payable and accrued expenses due to related parties of $0.1 million. At December 31, 2023 and 2022, the Company had an immaterial amount of prepaid expenses to related parties.