Form 10-Q
period 2024-03-31
Ventyx Biosciences, Inc.
filed 2024-05-09
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2024, the registrant had 70,499,332 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$141,898	$51,579
Marketable securities	160,684	200,641
Prepaid expenses and other assets	17,177	12,125
Total current assets	319,759	264,345
Property and equipment, net	828	762
Operating lease right-of-use assets	10,414	11,509
Restricted cash	975	975
Other long-term assets	102	102
Total assets	$332,078	$277,693
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,583	$5,756
Accrued expenses	8,005	15,508
Current portion of operating lease liabilities	946	1,001
Total current liabilities	14,534	22,265
Operating lease liabilities, net of current portion	10,548	11,505
Total liabilities	25,082	33,770
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at March 31, 2024 and December 31, 2023; 70,499,201 and 59,252,349 shares issued at March 31, 2024 and December 31, 2023, respectively; 70,493,906 and 59,239,113 shares outstanding at March 31, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	764,869	663,154
Accumulated other comprehensive loss	(121)	(50)
Accumulated deficit	(457,759)	(419,187)
Total stockholders' equity	306,996	243,923
Total liabilities and stockholders' equity	$332,078	$277,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended
	March 31,
	2024	2023
Operating expenses:
Research and development (includes related party amounts of $254 and $250, respectively)	$33,747	$35,437
General and administrative	8,021	7,115
Total operating expenses	41,768	42,552
Loss from operations	(41,768)	(42,552)
Other (income) expense:
Interest income	(3,227)	(3,622)
Other expense	31	1
Total other (income) expense	(3,196)	(3,621)
Net loss	$(38,572)	$(38,931)
Unrealized gain (loss) on marketable securities	(62)	539
Foreign currency translation	(9)	23
Comprehensive loss	$(38,643)	$(38,369)
Net loss per share, basic and diluted	$(0.62)	$(0.68)
Weighted average common shares outstanding, basic and diluted	61,829,976	57,638,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	59,239,113	$6	$663,154	$(50)	$(419,187)	$243,923
Issuance of common stock from private placement, net of issuance costs	11,174,000	1	95,080	—	—	95,081
Issuance of common stock upon exercise of stock options	28,136	—	92	—	—	92
Issuance of common stock upon vesting of restricted common stock	52,657	—	—	—	—	—
Stock-based compensation expense	—	—	6,543	—	—	6,543
Unrealized loss on marketable securities	—	—	—	(62)	—	(62)
Foreign currency translation	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(38,572)	(38,572)
Balance at March 31, 2024	70,493,906	$7	$764,869	$(121)	$(457,759)	$306,996

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	56,980,845	$6	$581,237	$(1,123)	$(226,225)	$353,895
Issuance of common stock from at-the-market offering, net of commissions and offering expenses	1,176,470	—	48,408	—	—	48,408
Issuance of common stock upon exercise of stock options	183,470	—	1,117	—	—	1,117
Issuance of common stock upon vesting of restricted common stock	7,942	—	—	—	—	—
Stock-based compensation expense	—	—	6,567	—	—	6,567
Unrealized gain on marketable securities	—	—	—	539	—	539
Foreign currency translation	—	—	—	23	—	23
Net loss	—	—	—	—	(38,931)	(38,931)
Balance at March 31, 2023	58,348,727	$6	$637,329	$(561)	$(265,156)	$371,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(38,572)	$(38,931)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	70	31
Loss on disposal of fixed assets	98	—
Gain on lease termination	(88)	—
Amortization of right-of-use assets - operating	338	103
Stock-based compensation	6,543	6,567
Accretion of marketable securities, net	(2,044)	(2,078)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,075)	3,758
Operating lease liabilities	(148)	(97)
Accounts payable	(1,190)	(91)
Accrued expenses	(7,557)	(183)
Net cash used in operating activities	(47,625)	(30,921)
Cash flows from investing activities:
Purchases of marketable securities, available-for-sale	(25,450)	(108,835)
Proceeds from maturities of marketable securities, available-for-sale	67,390	90,000
Purchases of property and equipment	(175)	(60)
Net cash provided by (used in) investing activities	41,765	(18,895)
Cash flows from financing activities:
Proceeds from issuance of common stock from private placement, net of offering costs	96,092	—
Proceeds from issuance of common stock from at-the-market offering, net of commissions and offering expenses	—	48,455
Proceeds from exercise of stock options	92	216
Deferred offering costs	—	(25)
Net cash provided by financing activities	96,184	48,646
Effect of exchange rates on cash, cash equivalents and restricted cash	(5)	20
Net increase (decrease) in cash, cash equivalents and restricted cash	90,319	(1,150)
Cash, cash equivalents and restricted cash, beginning of period	52,554	64,819
Cash, cash equivalents and restricted cash, end of period	$142,873	$63,669

Supplemental disclosure for investing and financing non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$60	$149
Unpaid private placement offering costs	$1,011	$—
Exercise of stock options	$—	$1,043
Unpaid deferred offering costs	$—	$78
Unpaid costs associated with the issuance of common stock from at-the-market offering	$—	$46

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

March 2024 Private Placement

On March 11, 2024, the Company issued and sold 11,174,000 shares of common stock through a private placement. The common stock had a purchase price of $8.95 per share for aggregate gross proceeds of approximately $100.0 million. The Company received approximately $95.1 million in net proceeds after deducting fees to the placement agents and offering expenses payable by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 reflect the financial results of Ventyx Biosciences, Inc. on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. The condensed consolidated balance sheet data as of December 31, 2023 were derived from the Company’s audited financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 and the notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on February 27, 2024.

The Company's significant accounting policies are detailed in “Note 2: Summary of Significant Accounting Policies” of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to the Company's significant accounting policies from those disclosed in the annual report.

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024 or any future period.

Cash, Cash Equivalents and Restricted Cash

A reconciliation of the cash, cash equivalents and restricted cash reported in our condensed consolidated balance that sum to the total of the amounts shown in the condensed consolidated statements of cash flows is as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Cash and cash equivalents	$141,898	$63,669
Restricted cash	975	—
Total cash, cash equivalents and restricted cash	$142,873	$63,669

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

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

Recently Issued Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity (“ASU 2020-06”), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, this ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective or modified retrospective basis. The amendments within this ASU are effective for the Company’s fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted to fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2024 and as the Company does not have convertible debt and contracts in the Company’s own equity, the adoption of this standard did not have a material impact to the consolidated financial statements at the adoption date.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$138,499	$—	$—	$138,499
Total cash equivalents	138,499	—	—	138,499
Marketable securities
U.S. government agency securities	—	9,987	—	9,987
Commercial paper	—	133,114	—	133,114
Asset backed securities	—	17,583	—	17,583
Total marketable securities	—	160,684	—	160,684
Total assets	$138,499	$160,684	$—	$299,183

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$40,241	$—	$—	$40,241
Commercial paper	—	7,468	—	7,468
Total cash equivalents	40,241	7,468	—	47,709
Marketable securities
U.S. government agency securities	—	67,208	—	67,208
Commercial paper	—	118,465	—	118,465
Asset backed securities	—	14,968	—	14,968
Total marketable securities	—	200,641	—	200,641
Total assets	$40,241	$208,109	$—	$248,350

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. During the three months ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

As of March 31, 2024 and December 31, 2023, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. government agency securities	$10,006	$—	$(19)	$9,987
Commercial paper	133,114	37	(37)	133,114
Asset backed securities	17,596	—	(13)	17,583
Total marketable securities	$160,716	$37	$(69)	$160,684

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. government agency securities	$67,310	$—	$(102)	$67,208
Commercial paper	118,323	143	(1)	118,465
Asset backed securities	14,979	2	(13)	14,968
Total marketable securities	$200,612	$145	$(116)	$200,641

All of the Company’s marketable securities as of March 31, 2024 have maturity dates of less than one year.

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

As of March 31, 2024, 10 available-for-sale marketable securities were in an unrealized loss position. Of the 10 available-for-sale marketing securities in an unrealized loss position, all had been in an unrealized loss position for less than 12 months. As of December 31, 2023, 10 available-for-sale marketable securities were in an unrealized loss position. Of the 10 available-for-sale marketable securities in an unrealized loss position, 8 had been in an unrealized loss position for less than 12 months and 2 had been in an unrealized loss position for greater than 12 months.

The following table presents available-for-sale marketable securities that were in an unrealized loss position as of March 31, 2024, aggregated by major security type and length of time in a continuous loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$9,987	$(19)	$—	$—	$9,987	$(19)
Commercial paper	$30,574	$(37)	$—	$—	$30,574	$(37)
Asset backed securities	$17,583	$(13)	$—	$—	$17,583	$(13)

The following table presents available-for-sale marketable securities that were in an unrealized loss position as of December 31, 2023, aggregated by major security type and length of time in a continuous loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$47,242	$(79)	$19,966	$(23)	$67,208	$(102)
Commercial paper	$9,965	$(1)	$—	$—	$9,965	$(1)
Asset backed securities	$9,854	$(13)	$—	$—	$9,854	$(13)

The Company evaluated the securities individually for impairment and considered factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the security before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized losses are the result of a credit loss as of March 31, 2024 because the Company does not intend to sell these securities prior to maturity and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As such, the Company did not record an allowance for credit losses as of March 31, 2024. The decline in market value in the Company’s marketable securities was primarily attributable to an increase in interest rates during the three months ended March 31, 2024 and the year ended December 31, 2023.

Accrued interest receivable on available-for-sale marketable securities, included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets, was $0.6 million and $0.8 million at March 31, 2024 and December 31, 2023, respectively. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the available-for-sale marketable security. Uncollectible accrued interest receivables associated with an impaired available-for-sale marketable security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three months ended March 31, 2024 or 2023.

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Internal-use software	$491	$491
Leasehold improvements	283	—
Laboratory equipment	174	178
Furniture and fixtures	92	137
Computer hardware and software	58	58
Construction in progress	36	157
Property and equipment, gross	1,134	1,021
Less: accumulated depreciation	(306)	(259)
Property and equipment, net	$828	$762

During the three months ended March 31, 2024 and 2023, depreciation expense was immaterial.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development costs	$1,557	$1,868
Accrued clinical trial costs	2,055	4,831
Accrued payroll liabilities	2,924	7,742
Other accrued liabilities	1,215	984
Accrued related party liabilities	254	83
Total accrued expenses	$8,005	$15,508

On December 5, 2023, the Company committed to and implemented a reduction in force (“RIF”) and incurred one-time termination benefits associated with severance payment obligations and continued healthcare benefits for employees terminated under the RIF of $2.2 million during the year ended December 31, 2023. Accrued severance costs associated with the RIF are included in accrued expenses on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. A summary of accrued severance costs associated with the RIF as of March 31, 2024 is shown in the table below (in thousands):

March 31,
2024
Accrued severance costs as of December 31, 2023	$2,178
Reduction in estimate for continued healthcare benefits	(89)
Cash payments	(1,541)
Accrued severance costs as of March 31, 2024	$548

5. Commitments and Contingencies

Litigation

On March 1, 2024, a putative securities class action complaint, captioned Yuksel v. Ventyx Biosciences, Inc. et al., No. 24CV0415 AGS DDL, was filed in the U.S. District Court for the Southern District of California against the Company and certain of its current and former officers and directors, asserting violations of Section 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Stemming from the Company’s disclosure on November 6, 2023 of the results of its Phase 2 SERENITY trial of VTX958 and its decision to terminate ongoing activities and clinical trials for the development of VTX958 for the treatment of plaque psoriasis and psoriatic arthritis, the complaint alleges that the defendants made materially false and misleading statements and/or omitted material adverse facts in connection with its October 21, 2021 initial public offering and in public statements from October 21, 2021 through November 6, 2023 regarding the effectiveness and clinical and commercial prospects of VTX958, the Company’s ability to develop and commercialize product candidates, and its business prospects. The Company intends to defend the case vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Additionally, in the ordinary course of its business, the Company may be involved in various legal proceedings involving contractual and employment relationships, patent or other intellectual property rights, and a variety of other matters. The Company is not aware of any pending legal proceedings that would reasonably be expected to have a material impact on the Company’s financial position or results of operations.

6. Stockholders' Equity

March 2024 Private Placement

See Note 1, “Organization and Business,” for more information regarding the March 2024 private placement.

ATM Sales Agreement

In December 2022, the Company entered into a Sales Agreement with Jefferies, as sales agent, pursuant to which the Company may offer and sell in an at-the-market offering, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. The Company has no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. During the year ended December 31, 2023, the Company issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the three months ended March 31, 2024.

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 par value as of March 31, 2024 and December 31, 2023. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalent shares) as of March 31, 2024:

March 31,
2024
Issued and outstanding:
Stock options	11,204,140
Restricted stock awards	5,295
Restricted stock units	474,297
Authorized for future issuance:
2021 Equity Incentive Plan	2,397,779
2021 Employee Stock Purchase Plan	1,624,184
Total	15,705,695

7. Leases

In July 2023, the Company entered into a Sublease with Neurocrine for office space in San Diego, California which became the Company’s headquarters in August 2023. Under the terms of the Sublease, the Company leased the second floor of the building, including certain furniture and fixtures, located at 12790 El Camino Real in San Diego, California consisting of approximately 35,016 rentable square feet of office space. The term of this non-cancellable lease commenced on July 21, 2023, and will end on July 31, 2031. The Company is subleasing the premises for $1.0 million in the first year with 3% annual increases in each subsequent year. The

Sublease included rent abatement for the second through the seventh full calendar months of the lease term. In lieu of a cash security deposit under the Sublease, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. The letter of credit is secured by a deposit of $0.5 million with the same bank and included in restricted cash on the Company’s condensed consolidated balance sheet at March 31, 2024. The Company used its incremental borrowing rate available at commencement date in determining the present value of lease payments and recognized an operating lease liability of $11.0 million and a corresponding operating lease right-of-use (“ROU”) asset of approximately $11.0 million on the condensed consolidated balance sheet during the year ended December 31, 2023.

In March 2021, the Company signed a three-year operating lease for a multi-function ventilated research laboratory and office space in Ghent, Belgium. The non-cancellable lease expires on June 30, 2024. This laboratory and office space lease includes two, two-year renewal options.

Lease Terminations

In February 2024, the Company entered into two separate lease termination agreements related to non-cancellable leases entered into in February 2021, September 2021 and May 2022, each expiring on June 30, 2026. These leases are for office facilities in Encinitas, California and the associated furniture and fixtures (the “Encinitas Asset Group”). The Company wrote off the ROU assets and operating lease liabilities associated with the Encinitas Asset Group of $0.8 million and $0.9 million, respectively, during the first quarter of 2024.

The Company’s leases have remaining terms ranging between three months to eight years. The leases contain various termination options. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 7.3 years and 10.0%, respectively, at March 31, 2024.

During the three months ended March 31, 2024, the Company recognized operating lease costs of $0.6 million and variable lease costs of $0.1 million. During the three months ended March 31, 2023, the Company recognized operating lease costs of $0.1 million and an immaterial amount of variable lease costs. In addition, the Company made cash payments of $0.4 million and $0.1 million for operating leases during the three months ended March 31, 2024 and 2023, respectively, which are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

Future minimum payments under non-cancellable leases as of March 31, 2024 were as follows (in thousands):

2024 (9 months remaining)	$1,529
2025	2,073
2026	2,135
2027	2,199
2028	2,265
Thereafter	6,162
Total future minimum lease payments	16,363
Less: imputed interest	(4,869)
Present value of lease liabilities	11,494
Less: lease liabilities, current	(946)
Lease liabilities, net of current portion	$10,548

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

The number of common shares available for issuance under the 2021 Plan is 5,612,000 shares of common stock plus any common shares subject to stock options, restricted stock units or similar awards granted under the 2019 Plan that expire, are forfeited or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of common shares to be added to the 2021 Plan equal to 4,978,561 common shares. Additionally, shares available for issuance under the 2021 Plan automatically increase on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year, equal to the lesser of 5,102,000 common shares, 5% of the outstanding common shares on the last day of the immediately preceding fiscal year, or such number of common shares determined by the board of directors. On January 1, 2024, the number of shares of common stock that may be issued under the 2021 Plan was automatically increased by 2,962,617 shares.

Options granted under the 2019 Plan and 2021 Plan (collectively, the “Plans”) generally vest over a period of between one and four years and expire ten years from grant date. As of March 31, 2024 and December 31, 2023, the Company had 11,980,790 and 9,018,173 shares, respectively, authorized for issuance under the Plans, and 2,397,779 and 317,001 shares, respectively, remained available for grant under the 2021 Plan.

Total stock-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three months ended
	March 31,
	2024	2023
Research and development	$2,860	$3,214
General and administrative	3,683	3,353
Total stock-based compensation expense	$6,543	$6,567

Stock-based compensation expense by type of share-based award (in thousands):

	Three months ended
	March 31,
	2024	2023
Stock options	$5,477	$5,504
Restricted stock awards	27	27
Restricted stock units	1,013	999
Employee Stock Purchase Plan	26	37
Total stock-based compensation expense	$6,543	$6,567

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding as of December 31, 2023	10,338,724	$14.42	8.24	$1,737
Granted	1,298,000	2.43
Exercised	(28,136)	3.26
Forfeited and cancelled	(404,448)	22.18
Outstanding as of March 31, 2024	11,204,140	$12.78	7.34	$14,102
Vested and expected to vest as of March 31, 2024	11,204,140	$12.78	7.34	$14,102
Exercisable as of March 31, 2024	4,503,293	$11.92	6.61	$3,850

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $1.94 and $22.42 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $0.1 million and $5.2 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

	Three months ended
	March 31,
	2024	2023
Risk-free interest rate	3.9% - 4.2%	3.5% - 4.8%
Expected volatility	99.7% - 101.5%	68.4%
Expected term (in years)	5.5 - 10.0	0.4 - 10.0
Expected dividend yield	—	—

During the three months ended March 31, 2023, the Company recorded incremental stock-based compensation expense of approximately $0.1 million pertaining to the modification of stock options in connection with the termination of one employee. The modifications during the three months ended March 31, 2023 provided for an acceleration of unvested options, resulting in a change in compensation expense that was immediately recognized. No incremental stock-based compensation expense was recognized during the three months ended March 31, 2024.

As of March 31, 2024, unrecognized stock-based compensation was $49.0 million which is expected to be recognized over the weighted average period of 2.4 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of three years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the three months ended March 31, 2024 and 2023, the Company did not repurchase any unvested shares.

The following table summarizes restricted stock award activity for the three months ended March 31, 2024:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2023	13,236	$3.45
Vested	(7,941)	3.45
Unvested balance as of March 31, 2024	5,295	$3.45

The Company records a liability for unvested restricted stock awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was immaterial as of March 31, 2024 and 2023. The total fair value of restricted stock awards vested during the three months ended March 31, 2024 and 2023 was immaterial. As of March 31, 2024, there was an immaterial amount of unrecognized stock-based compensation cost pertaining to restricted stock awards that will be recognized over a weighted average period of 0.1 years.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of four years. The following table summarizes restricted stock unit activity for the three months ended March 31, 2024:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested Balance as of December 31, 2023	530,726	$21.11
Granted	—	$—
Vested	(44,716)	$32.92
Forfeited	(11,713)	$21.79
Unvested balance as of March 31, 2024	474,297	$19.98

As of March 31, 2024, there was approximately $8.0 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

In October 2021, the board of directors and stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) which became effective on October 19, 2021. The maximum number of shares of common stock that will be made available for sale under the ESPP is equal to 510,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP will be increased on the first day of each fiscal year, beginning with fiscal year 2023, in an amount equal to the lesser of 1,020,000 shares of common stock, 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or such number of common shares determined by the board of directors. On January 1, 2024, the number of shares of common stock that are available for sale under the ESPP was automatically increased by 592,523 shares.

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. During the three months ended March 31, 2024 and 2023, no shares were issued under the ESPP.

9. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss	$(38,572)	$(38,931)
Denominator:
Weighted average common shares outstanding, basic and diluted	61,829,976	57,638,923
Net loss per share, basic and diluted	$(0.62)	$(0.68)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at March 31, 2024 and 2023, because to do so would be anti-dilutive:

	March 31,
	2024	2023
Shares issuable upon exercise of stock options	11,204,140	8,802,708
Unvested restricted stock units	474,297	765,280
Unvested restricted stock awards	5,295	37,060
Shares purchasable under the 2021 Employee Stock Purchase Plan	64,108	9,416
Total	11,747,840	9,614,464

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

Expense recognized by the Company under the related party Support Services Agreement with Bayside was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Research and development - Bayside	$254	$250
Total research and development - related party	$254	$250

At March 31, 2024 and December 31, 2023, the Company had accounts payable and accrued expenses due to related parties of $0.3 million and $0.1 million, respectively. At March 31, 2024 and December 31, 2023, the Company had an immaterial amount of prepaid expenses and other current assets due from related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024. In addition to historical financial information, the following discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. We are developing a portfolio of clinical-stage small molecule inhibitors of the NOD-like receptor protein 3 (NLRP3) inflammasome, including VTX3232, our CNS-penetrant NLRP3 inhibitor, and VTX2735, our peripheral NLRP3 inhibitor. In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. We expect to initiate a Phase 2a trial of VTX3232 in patients with early Parkinson’s disease during the second half of 2024. We also expect to initiate a Phase 2a trial of VTX3232 in subjects with obesity and certain additional risk factors for cardiovascular disease during the second half of 2024. During the first quarter of 2024, we also reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on the secondary prevention of major adverse cardiovascular events (MACE) and recurrent pericarditis. In addition to our NLRP3 inhibitor compounds, we are also developing VTX958, a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor, for the treatment of moderately to severely active Crohn’s disease. We expect to report topline results from a Phase 2 trial of VTX958 in Crohn’s disease early in the second half of 2024. We are also developing VTX002, a sphingosine 1 phosphate receptor (S1P1R) modulator for the treatment of moderately to severely active ulcerative colitis (UC). In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis. Activities are underway to prepare for a Phase 3 trial. We intend to identify a partner or other source of non-dilutive financing to support a pivotal Phase 3 trial of VTX002 in ulcerative colitis.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $193.0 million and $108.4 million for the years ended December 31, 2023 and December 31, 2022, respectively, and $38.6 million and $38.9 million for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $457.8 million as of March 31, 2024. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

March 2024 Private Placement

In March 2024, we issued and sold 11,174,000 shares of its common stock in a private placement at an offering price of $8.95 per share for aggregate gross proceeds of approximately $100.0 million. We received $95.1 million in net proceeds after deducting fees to the placement agents and offering expenses payable by us.

ATM Sales Agreement

In December 2022, we entered into an Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. We have no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. During the year ended December 31, 2023, we issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the three months ended March 31, 2024.

Impact of Macroeconomic Factors

Economic uncertainty in various global markets, including the U.S. and Europe, caused among other things by political instability and conflict, such as the military conflicts in Ukraine and the Middle East, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused volatile changes to inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these or future global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, we are unable to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflicts in Ukraine and the Middle East and effects of related sanctions, geopolitical tensions, volatile changes to inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

	Three months ended
	March 31,
	2024	2023
VTX958	$10,215	$15,672
VTX002	10,793	8,455
VTX2735	990	270
VTX3232	1,846	815
Unallocated research and development expenses	9,903	10,225
Total research and development expenses	$33,747	$35,437

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

The following table summarizes our condensed consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $254 and $250, respectively)	$33,747	$35,437	$(1,690)
General and administrative	8,021	7,115	906
Total operating expenses	41,768	42,552	(784)
Loss from operations	(41,768)	(42,552)	784
Other (income) expense:
Interest income	(3,227)	(3,622)	395
Other expense	31	1	30
Total other (income) expense	(3,196)	(3,621)	425
Net loss	$(38,572)	$(38,931)	$359
Unrealized gain on marketable securities	(62)	539	(601)
Foreign currency translation	(9)	23	(32)
Comprehensive loss	$(38,643)	$(38,369)	$(274)

Research and Development Expense

Research and development expenses were $33.7 million and $35.4 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, most research and development expenses have been related to the development of VTX958, VTX002 and VTX3232.

For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, there was a net decrease in research and development expenses of approximately $1.7 million. This decrease was comprised of decreases in costs between periods associated with the Phase 1 and Phase 2 trials for VTX958 of approximately $5.5 million, offset by increases in the Phase 2 trial for VTX002 of approximately $2.3 million, increases in the Phase 1 and Phase 2 trials for VTX2735 of $0.7 million and IND enabling studies and the Phase 1 trial for VTX3232 of approximately $1.0 million. There were also decreases in stock-based compensation expense of approximately $0.4 million and compensation-related expenses of approximately $0.3 million between periods, offset by approximately $0.4 million increase attributable to professional service fees incurred, non-program specific discovery costs, facility related costs, software license and support costs and travel costs.

General and Administrative Expense

General and administrative expenses were $8.0 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $0.9 million was due to increased personnel costs, including stock-based compensation expense of approximately $0.3 million, compensation-related expenses of approximately $0.1 million, and professional service fees of approximately $0.2 million, and other general and administrative expenses of approximately $0.2 million, including investor relations costs, costs associated with operating as a public reporting company and facility related costs.

Other Income

Other income was $3.2 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through March 31, 2024, we have funded our operations primarily through the issuance of equity and debt securities. Prior to our initial public offering (IPO) in October 2021, we issued an aggregate of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. In September 2022, through the closing of our private placement, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. In February 2023, we received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us from the sale of shares of our common stock through the Sales Agreement. In March 2024, through the closing of our private placement of common stock, we received net proceeds of approximately $95.1 million after deducting transaction-related expenses. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $302.6 million, excluding restricted cash of $1.0 million.

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

Based on our current business plan, we believe that existing cash, cash equivalents, and marketable securities will be sufficient to fund our obligations for at least twelve months from the issuance of these condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Short-term liquidity needs pertaining to our operating leases is approximately $2.2 million. Long-term liquidity needs pertaining to our operating leases is approximately $14.5 million with our last minimum lease payment due in July 2031. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $302.6 million, excluding restricted cash of $1.0 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three months ended
	March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(47,625)	$(30,921)
Investing activities	$41,765	$(18,895)
Financing activities	$96,184	$48,646

Operating Activities

Net cash used in operating activities was $47.6 million for the three months ended March 31, 2024 and was primarily due to our net loss of $38.6 million offset by $4.9 million for noncash items and a net decrease of $14.0 million in operating assets and liabilities. The noncash items included approximately $6.5 million for stock-based compensation expense, approximately $0.4 million for the amortization of operating right-of-use assets and depreciation expense, offset by approximately $2.0 million for the net accretion of investments in available-for-sale marketable securities. The $14.0 million change in operating assets and liabilities was primarily attributable to an increase in accrued expenses and accounts payable of approximately $8.8 million, an increase in prepaid expenses and other assets of approximately $5.1 million and an increase in operating lease liabilities of approximately $0.1 million.

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

Investing Activities

Net cash provided by investing activities was $41.8 million for the three months ended March 31, 2024 and was primarily related to $67.4 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $25.5 million of investments in available-for-sale marketable securities.

Net cash used in investing activities was $18.9 million for the three months ended March 31, 2023 and was primarily related to the purchase of $108.8 million of investments in available-for-sale marketable securities, offset by $90.0 million in proceeds from maturities of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities was $96.2 million for the three months ended March 31, 2024 and was attributable to approximately $96.1 million in net proceeds from the issuance of common stock in our March 2024 private placement and $0.1 million in proceeds from the exercise of stock options.

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

During the three months ended March 31, 2024 there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $302.6 million and $252.2 million, respectively, primarily invested in U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper, asset-backed securities and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term available-for-sale marketable securities. Our available-for-sale marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical change of 100 basis points in interest rates during the three months ended March 31, 2024 would be immaterial.

We have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of certain foreign subsidiaries is the local currency. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive loss within stockholders’ equity. A hypothetical change of 100 basis points in such foreign currency exchange rates during the three months ended March 31, 2024 would be immaterial.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, we may not be able to compete effectively or operate profitably; and
▪
Our stock price has been and may continue to be volatile and could fluctuate widely in response to many factors, including, without limitation, announcements of the results of clinical trials by us, our collaborators or our competitors, or positive or negative developments with respect to similar products, including those being developed by our collaborators or our competitors. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Litigation has arisen, and more could arise, which could be costly, divert management’s attention and otherwise materially harm our business.

Risks Related to Our Business

We have a history of operating losses and have incurred significant losses since our inception. We expect to continue to incur significant losses and we may never be profitable.

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2023, we incurred a net loss of $193.0 million, compared with a net loss of $108.4 million for the year ended December 31, 2022. As of March 31, 2024, we had an accumulated deficit of $457.8 million. For the three months ended March 31, 2024, we incurred a net loss of $38.6 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses may increase substantially in the foreseeable future. As of March 31, 2024, we had an accumulated deficit of $457.8 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. Our research and development and our operating costs have also been substantial and are expected to increase. We will also require a significant additional amount of capital to commercialize any approved products.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $302.6 million, excluding restricted cash of $1.0 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. In September 2022, we raised gross proceeds of $176.6 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. In February 2023, we raised gross proceeds of $50.0 million in connection with the sale of common stock through our Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent. In March 2024, we raised gross proceeds of $100.0 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that existing cash, cash equivalents and marketable securities will be sufficient to fund our obligations for at least twelve months from the issuance of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our lead product candidates targeting NLRP3, TYK2 and S1P1R, each of which is in clinical development, and expect that we will continue to invest heavily in these product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development, regulatory approval and commercialization of our product candidates, each of which may never occur. Our ability to generate revenues, which we do not expect will occur for many years, if ever, is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.

Our product candidates will require substantial additional clinical and non-clinical development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events, failure to achieve primary endpoints in clinical trials or failure to meet certain internal targets to support further development. For example, in the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis. Based on these results, we elected to terminate ongoing activities in the Phase 2 trials of VTX958 in plaque psoriasis and psoriatic arthritis.

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

The clinical trials of our product candidates are, and, if approved, the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. For our small molecule product candidates, we will need to demonstrate that they are safe and effective for their target indications and must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. Regulatory authorities may ultimately disagree with our chosen endpoints or may find that our clinical studies or clinical study results do not support product approval. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis. Based on these results, we elected to terminate ongoing activities in the Phase 2 trials of VTX958 in plaque psoriasis and psoriatic arthritis.

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

In particular, we are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to-severe ulcerative colitis (UC). Enrollment has completed in the Phase 2 trial of VTX002 in ulcerative colitis and we reported positive results from the trial in the fourth quarter of 2023. The long-term extension period of the trial remains ongoing. While enrollment in this trial has concluded, our operations at additional sites in the region could also be impacted in future clinical trials of VTX002. The ongoing conflict also impacted site selection in the ongoing Phase 2 trial of VTX958 in moderate-to-severe Crohn’s disease. Enrollment in this trial has also concluded, and we expect to report topline data early in the second half of 2024; however, the ongoing conflict could impact site selection and operations in the region in any potential future trials of VTX958 in Crohn’s disease. Additionally, if our relationships with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Furthermore, the United States and its European allies have imposed significant new sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws.

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

We are developing our lead product candidates, VTX3232, VTX2735, VTX958 and VTX002, for the treatment of inflammatory diseases and autoimmune disorders, including moderately to severely active ulcerative colitis and Crohn’s disease. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX958, if approved, it would compete with injected biologic therapies and non-injectable systemic therapies approved or in development for the treatment of Crohn’s disease. With respect to VTX002, if approved, it would compete with a number of companies developing product candidates, as well as Zeposia (ozanimod), which is an S1P receptor modulator marketed by BMS, and Velsipity (etrasimod), which is an S1P receptor modulator marketed by Pfizer. With respect to VTX3232 and VTX2735, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including selnoflast, which is being developed by Roche, VENT-01 and VENT-02, which are being developed by Ventus Therapeutics, NT-0796 and NT-0249, which are being developed by Nodthera, and dapansutrile, which is being developed by Olatec. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

We announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis during the fourth quarter of 2023. Activities are underway to prepare for a Phase 3 trial of VTX002 in ulcerative colitis, for which we intend to identify a partner or other source of nondilutive financing. In the first quarter of 2024, we announced positive topline results from a Phase 2 trial of our peripheral NLRP3 inhibitor VTX2735 in patients with Cryopyrin-Associated Periodic Syndrome (CAPS) and a Phase 1 trial of our novel CNS-penetrant NLRP3 inhibitor VTX3232 in adult healthy volunteers. We expect to initiate a Phase 2a trial of VTX3232 in patients with early Parkinson’s disease during the second half of 2024. We also expect to initiate a Phase 2a trial of VTX3232 in subjects with obesity and certain additional risk factors for cardiovascular disease during the second half of 2024. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on the secondary prevention of major adverse cardiovascular events (MACE) and recurrent pericarditis. We are also conducting a Phase 2 trial of VTX958 in patients with moderately to severely active Crohn’s disease, for which we expect to report topline results early in the second half of 2024. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

Additionally, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We contract with various Chinese biotechnology companies to manufacture raw materials and to conduct non-clinical research for our product candidates. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Although we take measures designed to protect such information from unauthorized Processing, our internal computer systems and those of our CROs, CMOs, clinical sites and other contractors and consultants are vulnerable to cyberattacks, computer viruses, bugs or worms, and other attacks by computer hackers, cracking, application security attacks, social engineering, supply chain attacks and vulnerabilities through our third-party service providers, denial-of-service attacks (such as credential stuffing), extortion, and intentional disruptions of service; computer and network vulnerabilities or the negligence and malfeasance of individuals with authorized access to our information, failure or damage from natural disasters, terrorism, war, fire and telecommunication and electrical failures. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive customer information), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Third parties may also attempt to fraudulently induce our employees, contractors, consultants, or third-party service providers into disclosing sensitive information such as usernames, passwords, or other information or otherwise compromise the security of our computer systems, networks, and/or physical facilities in order to gain access to our data. Cyberattacks are increasing in their frequency, sophistication and intensity. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups, such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Geopolitical tensions or conflicts have in the past led to, and may in the future lead to, increased risk of cybersecurity attacks. Moreover, advancements in technology, such as artificial intelligence and machine learning, are changing and may continue to change the way companies are subjected to attempts to gain unauthorized access and disrupt systems, thereby increasing the risks of security threats and attacks. Additionally, some of our employees work remotely, which may pose additional data security risks. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners, vendors, CROs, CMOs, clinical sites and other contractors and consultants will prevent service interruptions, or identify breaches or incidents in our or their systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. Furthermore, we may not have adequate insurance coverage to protect us from, or adequately mitigate, liabilities or costs resulting from security breaches and incidents. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

We are actively monitoring, evaluating, and responding to developments relating to COVID-19, including new strains of the disease that have emerged in certain locations, vaccination status both locally and globally, and changing restrictions on travel and other protocols as set forth by the Centers for Disease Control and Prevention and other government authorities. The extent to which COVID-19, including any variants that have emerged or may emerge in the future, or any other health epidemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that we will be able to avoid a material impact on our business, financial condition and operating results from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in the “Risk Factors” section. Although the COVID-19 national emergency ended on May 11, 2023, we can provide no assurance on the impact of any future public health concerns or related disruptions, including resurgence of COVID-19 cases, will have on our business or operations

Our failure to comply with state, national and/or international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

Numerous laws and legislative and regulatory initiatives at the federal and state levels address privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California has enacted legislation—the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our Processing of personal information depending on the context. Further, California voters approved the California Privacy Rights Act of 2020, or CPRA, in November 2020. The CPRA went into effect on January 1, 2023. The CPRA, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Other states, have considered or have enacted legislation addressing privacy and security. For example, Washington has enacted the My Health, My Data Act, which includes a private right of action. Additionally, numerous states, including Colorado, Virginia, Utah, Connecticut, Iowa, Indiana, Tennessee, Florida, Texas, Oregon, Delaware, Montana, and New Jersey have considered or have enacted legislation similar to the CCPA and CPRA. These developments create the possibility for a patchwork of overlapping but different state laws, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The U.S. federal government also is contemplating federal privacy legislation. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business.

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

In addition to our legal obligations, our contractual obligations relating to privacy, data protection and data security have become increasingly stringent. Furthermore, we may make numerous statements in our privacy policies and in our marketing materials providing assurances about the security of our data. If any of these statements prove to be untrue or are perceived as untrue regardless of whether the circumstances are beyond our reasonable control, we may face claims, investigations or other proceedings by the U.S. Federal Trade Commission, state and foreign regulators, our customers and private litigants.

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

Dr. Mohan, our president and chief executive officer, and Dr. Nuss, our chief scientific officer, have significant interests in other companies which may conflict with our interests.

Our chief executive officer, Dr. Mohan, serves as a Partner and Senior Advisor at New Science Ventures, and Dr. Mohan and Dr. Nuss, our chief scientific officer, serve as officers of, and hold ownership interests in, Escalier Biosciences BV and Vimalan Biosciences, Inc. Escalier Biosciences and Vimalan Biosciences are in the business of discovering and developing therapies for the treatment of inflammatory diseases and autoimmune disorders. As a result, they or other companies affiliated with Dr. Mohan and Dr. Nuss may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). As a result, the interests of Dr. Mohan and Dr. Nuss may not be aligned with our other stockholders and they may from time to time be incentivized to take certain actions that benefit their other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Mohan and Dr. Nuss and the companies with which they are involved could impact us.

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

As of March 31, 2024, we had 74 full-time employees, compared to 79 full-time employees as of December 31, 2023. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our product candidates are in clinical development. We announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis during the fourth quarter of 2023. Activities are underway to prepare for a Phase 3 trial of VTX002 in ulcerative colitis, for which we intend to identify a partner or other source of nondilutive financing. In the first quarter of 2024, we announced positive topline results from a Phase 2 trial of our peripheral NLRP3 inhibitor VTX2735 in patients with Cryopyrin-Associated Periodic Syndrome (CAPS) and a Phase 1 trial of our novel CNS-penetrant NLRP3 inhibitor VTX3232 in adult healthy volunteers. We expect to initiate a Phase 2a trial of VTX3232 in patients with early Parkinson’s disease during the second half of 2024. We also expect to initiate a Phase 2a trial of VTX3232 in subjects with obesity and certain additional risk factors for cardiovascular disease during the second half of 2024. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on the secondary prevention of major adverse cardiovascular events (MACE) and recurrent pericarditis. We are also conducting a Phase 2 trial of VTX958 in patients with moderately to severely active Crohn’s disease, for which we expect to report topline results early in the second half of 2024. We will not be able to treat patients if we cannot manufacture a sufficient quantity of VTX958, VTX002, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, VTX958, VTX002, VTX2735 and VTX3232 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of VTX958, VTX002, VTX2735 and VTX3232 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

From March 31, 2023 until March 31, 2024, the closing price of our common stock has ranged from a low of $1.90 to a high of $40.30. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of May 6, 2024, we had 70,499,332 outstanding shares of common stock. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

On February 13, 2024, we filed a Post-Effective Amendment No. 1 to our shelf registration statement on Form S-3 with the Securities and Exchange Commission, to register the offering, sale and issuance of up to $300.0 million in aggregate of our common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units from time to time in one or more offerings. This Post-Effective Amendment No. 1 was filed due to our expectation that we would cease to be a well-known seasoned issuer (as such term is defined in Rule 405 under the Securities Act) upon the filing of our Annual Report on Form 10-K. After we were no longer a well-known seasoned issuer, on February 28, 2024, we filed a Post-Effective Amendment No. 2 to our shelf registration statement on Form

S-3 to convert our shelf registration statement from a Form S-3ASR (automatic shelf registration statement) to a Form S-3 (non-automatic shelf registration statement), which was declared effective by the Securities and Exchange Commission on April 26, 2024.

Each time we offer to sell securities under the registration statement, we will provide a prospectus supplement that will contain specific information about the terms of that offering and the securities being offered.

For example, pursuant to the Post-Effective Amendment No. 2 to Form S-3, we may sell shares of common stock under our Sales Agreement with Jefferies, as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100,000,025.

Additionally, on March 6, 2024, we entered into a stock purchase agreement for a private placement with certain qualified institutional buyers and institutional accredited investors. Pursuant to the stock purchase agreement, we agreed to sell to the purchasers 11,174,000 shares of our common stock, par value of $0.0001 per share, at an offering price of $8.95 per share. The private placement closed on March 11, 2024. On April 9, 2024, we filed a registration statement on Form S-3 to register the offer and resale of the shares sold in the private placement, and on April 29, 2024, that registration statement was declared effective by the Securities and Exchange Commission.

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

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval under our charter documents or Delaware law.

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

As of March 31, 2024, our executive officers and directors and related entities beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are, and may in the future become, subject to securities litigation, which is expensive and could divert management attention.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we have been, and may in the future again become, the target of securities litigation. Securities litigation against us could result in substantial costs and divert our management’s attention and resources from our business, which could seriously harm our business. See Note 5, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the putative securities class action complaint filed against us on March 1, 2024. We intend to defend against the claims set forth in the complaint vigorously. Regardless, failure by us to obtain a favorable resolution of such claims could require us to pay damage awards or otherwise enter into settlement arrangements for which our insurance coverage may be insufficient. Any such damage awards or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if plaintiffs’ claims are not successful, defending against securities litigation is expensive and could divert management’s attention and resources, all of which could have a material adverse effect on our financial condition and operations, operating results and financial condition and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult for us to finance our operations in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

On March 19, 2024, Christopher Krueger, our former Chief Business Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 270,000 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until October 2, 2024, or earlier if all transactions under the trading arrangement are completed.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated December 12, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ventyx Biosciences, Inc.

Date: May 9, 2024	By:	/s/ Martin Auster
Martin Auster, M.D.
Chief Financial Officer
(Principal financial officer and duly authorized to sign on behalf of the registrant)