Form 10-Q
period 2024-06-30
Ventyx Biosciences, Inc.
filed 2024-08-08
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 70,669,131 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$40,925	$51,579
Marketable securities	198,513	200,641
Prepaid expenses and other assets	17,493	12,125
Total current assets	256,931	264,345
Property and equipment, net	762	762
Operating lease right-of-use assets	10,162	11,509
Marketable securities	40,261	—
Restricted cash	975	975
Other long-term assets	102	102
Total assets	$309,193	$277,693
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,583	$5,756
Accrued expenses	10,550	15,508
Current portion of operating lease liabilities	971	1,001
Total current liabilities	18,104	22,265
Operating lease liabilities, net of current portion	10,294	11,505
Total liabilities	28,398	33,770
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at June 30, 2024 and December 31, 2023; 70,662,806 shares issued and outstanding at June 30, 2024; 59,252,349 and 59,239,113 shares issued and outstanding, respectively, at December 31, 2023	7	6
Additional paid-in capital	770,745	663,154
Accumulated other comprehensive loss	(248)	(50)
Accumulated deficit	(489,709)	(419,187)
Total stockholders' equity	280,795	243,923
Total liabilities and stockholders' equity	$309,193	$277,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development (includes related party amounts of $249, $109, $503 and $359, respectively)	$27,805	$48,560	$61,552	$83,997
General and administrative	7,907	8,585	15,928	15,700
Total operating expenses	35,712	57,145	77,480	99,697
Loss from operations	(35,712)	(57,145)	(77,480)	(99,697)
Other (income) expense:
Interest income	(3,783)	(3,899)	(7,010)	(7,521)
Other expense	21	5	52	6
Total other (income) expense	(3,762)	(3,894)	(6,958)	(7,515)
Net loss	$(31,950)	$(53,251)	$(70,522)	$(92,182)
Unrealized gain (loss) on marketable securities	(119)	(187)	(181)	352
Foreign currency translation	(8)	38	(17)	61
Comprehensive loss	$(32,077)	$(53,400)	$(70,720)	$(91,769)
Net loss per share, basic and diluted	$(0.45)	$(0.91)	$(1.07)	$(1.59)
Weighted average common shares outstanding, basic and diluted	70,554,718	58,556,529	66,192,348	58,100,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2024 and 2023

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2024	70,493,906	$7	$764,869	$(121)	$(457,759)	$306,996
Additional costs incurred associated with the issuance of common stock from private placement	—	—	(35)	—	—	(35)
Issuance of common stock upon exercise of stock options	99,860	—	26	—	—	26
Issuance of common stock upon vesting of restricted common stock	12,137	—	—	—	—	—
Shares issued under employee stock purchase plan	56,903	—	114	—	—	114
Stock-based compensation expense	—	—	5,771	—	—	5,771
Unrealized loss on marketable securities	—	—	—	(119)	—	(119)
Foreign currency translation	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(31,950)	(31,950)
Balance at June 30, 2024	70,662,806	$7	$770,745	$(248)	$(489,709)	$280,795

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2023	58,348,727	$6	$637,329	$(561)	$(265,156)	$371,618
Issuance of common stock upon exercise of stock options	338,207	—	1,507	—	—	1,507
Issuance of common stock upon vesting of restricted common stock	17,283	—	—	—	—	—
Shares issued under employee stock purchase plan	9,765	—	214	—	—	214
Stock-based compensation expense	—	—	7,868	—	—	7,868
Unrealized loss on marketable securities	—	—	—	(187)	—	(187)
Foreign currency translation	—	—	—	38	—	38
Net loss	—	—	—	—	(53,251)	(53,251)
Balance at June 30, 2023	58,713,982	$6	$646,918	$(710)	$(318,407)	$327,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

(in thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	59,239,113	$6	$663,154	$(50)	$(419,187)	$243,923
Issuance of common stock from private placement, net of issuance costs	11,174,000	1	95,045	—	—	95,046
Issuance of common stock upon exercise of stock options	127,996	—	118	—	—	118
Issuance of common stock upon vesting of restricted common stock	64,794	—	—	—	—	—
Shares issued under employee stock purchase plan	56,903	—	114	—	—	114
Stock-based compensation expense	—	—	12,314	—	—	12,314
Unrealized loss on marketable securities	—	—	—	(181)	—	(181)
Foreign currency translation	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(70,522)	(70,522)
Balance at June 30, 2024	70,662,806	$7	$770,745	$(248)	$(489,709)	$280,795

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	56,980,845	$6	$581,237	$(1,123)	$(226,225)	$353,895
Issuance of common stock from at-the-market offering, net of commissions and offering expenses	1,176,470	—	48,408	—	—	48,408
Issuance of common stock upon exercise of stock options	521,677	—	2,624	—	—	2,624
Issuance of common stock upon vesting of restricted common stock	25,225	—	—	—	—	—
Shares issued under employee stock purchase plan	9,765	—	214	—	—	214
Stock-based compensation expense	—	—	14,435	—	—	14,435
Unrealized gain on marketable securities	—	—	—	352	—	352
Foreign currency translation	—	—	—	61	—	61
Net loss	—	—	—	—	(92,182)	(92,182)
Balance at June 30, 2023	58,713,982	$6	$646,918	$(710)	$(318,407)	$327,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(70,522)	$(92,182)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	135	65
Loss on disposal of fixed assets	100	—
Gain on lease termination	(88)	—
Amortization of right-of-use assets - operating	589	208
Stock-based compensation	12,314	14,435
Accretion of marketable securities, net	(4,793)	(4,569)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,391)	(1,515)
Operating lease liabilities	(377)	(197)
Accounts payable	828	(2,371)
Accrued expenses	(4,958)	5,923
Net cash used in operating activities	(72,163)	(80,203)
Cash flows from investing activities:
Purchases of marketable securities, available-for-sale	(176,160)	(172,821)
Proceeds from maturities of marketable securities, available-for-sale	142,640	189,000
Purchases of property and equipment	(235)	(255)
Net cash (used in) provided by investing activities	(33,755)	15,924
Cash flows from financing activities:
Proceeds from issuance of common stock from private placement, net of offering costs	95,046	—
Proceeds from issuance of common stock from at-the-market offering, net of commissions and offering expenses	—	48,408
Proceeds from exercise of stock options	118	2,570
Proceeds from issuance of common stock under employee stock purchase plan	114	214
Deferred offering costs	—	(73)
Net cash provided by financing activities	95,278	51,119
Effect of exchange rates on cash, cash equivalents and restricted cash	(14)	58
Net decrease in cash, cash equivalents and restricted cash	(10,654)	(13,102)
Cash, cash equivalents and restricted cash, beginning of period	52,554	64,819
Cash, cash equivalents and restricted cash, end of period	$41,900	$51,717

Supplemental disclosure for investing and financing non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$30
Exercise of stock options	$—	$54
Unpaid deferred offering costs	$—	$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Business

Organization

Ventyx Biosciences, Inc. (“Ventyx” or “the Company”) is a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet medical need. The Company was incorporated in the State of Delaware in November 2018, with its principal operations in California. The Company leverages its drug discovery and development expertise to develop novel and differentiated therapeutics that target both the innate and adaptive immune system.

March 2024 Private Placement

On March 11, 2024, the Company issued and sold 11,174,000 shares of common stock through a private placement. The common stock had a purchase price of $8.95 per share for aggregate gross proceeds of approximately $100.0 million. The Company received approximately $95.0 million in net proceeds after deducting fees to the placement agents and offering expenses payable by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 reflect the financial results of Ventyx Biosciences, Inc. on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

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

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024 or any future period.

Cash, Cash Equivalents and Restricted Cash

A reconciliation of the cash, cash equivalents and restricted cash reported in our condensed consolidated balance that sum to the total of the amounts shown in the condensed consolidated statements of cash flows is as follows (in thousands):

	Six months ended
	June 30,
	2024	2023
Cash and cash equivalents	$40,925	$51,717
Restricted cash	975	—
Total cash, cash equivalents and restricted cash	$41,900	$51,717

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$29,100	$—	$—	$29,100
Total cash equivalents	29,100	—	—	29,100
Marketable securities
U.S. Treasury securities	20,456	—	—	20,456
U.S. government agency securities	—	34,085	—	34,085
Corporate debt securities	—	9,840	—	9,840
Commercial paper	—	162,858	—	162,858
Asset backed securities	—	11,535	—	11,535
Total marketable securities	20,456	218,318	—	238,774
Total assets	$49,556	$218,318	$—	$267,874

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$40,241	$—	$—	$40,241
Commercial paper	—	7,468	—	7,468
Total cash equivalents	40,241	7,468	—	47,709
Marketable securities
U.S. government agency securities	—	67,208	—	67,208
Commercial paper	—	118,465	—	118,465
Asset backed securities	—	14,968	—	14,968
Total marketable securities	—	200,641	—	200,641
Total assets	$40,241	$208,109	$—	$248,350

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. During the six months ended June 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

As of June 30, 2024 and December 31, 2023, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$20,449	$7	$—	$20,456
U.S. government agency securities	34,118	2	(35)	34,085
Corporate debt securities	9,847	—	(7)	9,840
Commercial paper	162,967	13	(122)	162,858
Asset backed securities	11,543	—	(8)	11,535
Total marketable securities	$238,924	$22	$(172)	$238,774

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. government agency securities	$67,310	$—	$(102)	$67,208
Commercial paper	118,323	143	(1)	118,465
Asset backed securities	14,979	2	(13)	14,968
Total marketable securities	$200,612	$145	$(116)	$200,641

All of the Company’s marketable securities as of June 30, 2024 have maturity dates of two years or less.

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

As of June 30, 2024, 25 available-for-sale marketable securities were in an unrealized loss position. Of the 25 available-for-sale marketable securities in an unrealized loss position, all had been in an unrealized loss position for less than 12 months. As of December 31, 2023, 10 available-for-sale marketable securities were in an unrealized loss position. Of the 10 available-for-sale marketable securities in an unrealized loss position, 8 had been in an unrealized loss position for less than 12 months and 2 had been in an unrealized loss position for greater than 12 months.

The following table presents available-for-sale marketable securities that were in an unrealized loss position as of June 30, 2024, aggregated by major security type and length of time in a continuous loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$29,359	$(35)	$—	$—	$29,359	$(35)
Corporate debt securities	$9,840	$(7)	$—	$—	$9,840	$(7)
Commercial paper	$102,087	$(122)	$—	$—	$102,087	$(122)
Asset backed securities	$11,535	$(8)	$—	$—	$11,535	$(8)

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

The Company evaluated the securities individually for impairment and considered factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the security before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized losses are the result of a credit loss as of June 30, 2024. These marketable securities are of high credit quality, and the Company does not intend to sell these securities prior to maturity and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As such, the Company did not record an allowance for credit losses as of June 30, 2024. The decline in market value in the Company’s marketable securities was primarily attributable to an increase in interest rates during the six months ended June 30, 2024 and the year ended December 31, 2023.

Accrued interest receivable on available-for-sale marketable securities, included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets, was $0.5 million and $0.8 million at June 30, 2024 and December 31, 2023, respectively. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the available-for-sale marketable security. Uncollectible accrued interest receivables associated with an impaired available-for-sale marketable security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the six months ended June 30, 2024 or 2023.

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Internal-use software	$491	$491
Leasehold improvements	283	—
Laboratory equipment	144	178
Furniture and fixtures	92	137
Computer hardware and software	58	58
Construction in progress	36	157
Property and equipment, gross	1,104	1,021
Less: accumulated depreciation	(342)	(259)
Property and equipment, net	$762	$762

During the three and six months ended June 30, 2024, depreciation expense was $0.1 million. During the three and six months ended June 30, 2023, depreciation expense was immaterial.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued research and development costs	$1,715	$1,868
Accrued clinical trial costs	4,512	4,831
Accrued payroll liabilities	3,147	7,742
Other accrued liabilities	1,010	984
Accrued related party liabilities	166	83
Total accrued expenses	$10,550	$15,508

On December 5, 2023, the Company committed to and implemented a reduction in force (“RIF”) and incurred one-time termination benefits associated with severance payment obligations and continued healthcare benefits for employees terminated under the RIF of $2.2 million during the year ended December 31, 2023. Accrued severance costs associated with the RIF are included in accrued expenses on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. A summary of accrued severance costs associated with the RIF as of June 30, 2024 is shown in the table below (in thousands):

June 30,
2024
Accrued severance costs as of December 31, 2023	$2,178
Reduction in estimate for continued healthcare benefits	(113)
Cash payments	(1,975)
Accrued severance costs as of June 30, 2024	$90

5. Commitments and Contingencies

Litigation

Securities Class Action

On March 1, 2024, a putative securities class action complaint, captioned Yuksel v. Ventyx Biosciences, Inc., et al., No. 3:24-cv-00415-AGA-DDL, was filed in the U.S. District Court for the Southern District of California against the company and certain of its current and former officers and directors, asserting violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act. Stemming from the Company’s disclosure on November 6, 2023 of the results of its Phase 2 SERENITY trial of VTX958 and its decision to terminate ongoing activities and clinical trials for the development of VTX958 for the treatment of plaque psoriasis and psoriatic arthritis, the complaint alleges that that the defendants issued materially false and misleading statements and/or failed to disclose material adverse facts in connection with its October 21, 2021 initial public offering and in public statements from October 21, 2021 through November 6, 2023 regarding the effectiveness and clinical and commercial prospects of VTX958, the Company’s ability to develop and commercialize product candidates, and its business prospects. On April 30, 2024, a motion for appointment of a lead plaintiff was filed. The lead plaintiff motion remains pending. The Company intends to defend the case vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

ATM Sales Agreement

In December 2022, the Company entered into a Sales Agreement with Jefferies, as sales agent, pursuant to which the Company may offer and sell in an at-the-market offering, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. The Company has no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. During the year ended December 31, 2023, the Company issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the six months ended June 30, 2024.

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 par value as of June 30, 2024 and December 31, 2023. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalent shares) as of June 30, 2024:

June 30,
2024
Issued and outstanding:
Stock options	10,793,201
Restricted stock units	444,718
Authorized for future issuance:
2021 Equity Incentive Plan	2,731,595
2021 Employee Stock Purchase Plan	1,567,281
Total	15,536,795

7. Leases

In July 2023, the Company entered into a Sublease with Neurocrine Biosciences, Inc. for office space in San Diego, California which became the Company’s headquarters in August 2023. Under the terms of the Sublease, the Company leased the second floor of the building, including certain furniture and fixtures, located at 12790 El Camino Real in San Diego, California consisting of approximately 35,016 rentable square feet of office space. The term of this non-cancellable lease commenced on July 21, 2023, and will end on July 31, 2031. The Company is subleasing the premises for approximately $2.0 million per year with 3% annual increases in each subsequent year. The Company subleased the premises for approximately $1.0 million in the first year, which included the rent abatement for the second through the seventh full calendar months of the lease term. In lieu of a cash security deposit under the Sublease, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. The letter of credit is secured by a deposit of $0.5 million with the same bank and included in restricted cash on the Company’s condensed consolidated balance sheet at June 30, 2024. The Company used its incremental borrowing rate available at commencement date in determining the present value of lease payments and recognized an operating lease liability of $11.0 million and a corresponding operating lease right-of-use (“ROU”) asset of approximately $11.0 million on the condensed consolidated balance sheet during the year ended December 31, 2023.

In March 2021, the Company signed a three-year operating lease for a multi-function ventilated research laboratory and office space in Ghent, Belgium. The non-cancellable lease expired on June 30, 2024. The Company exercised its option to extend the lease term through June 30, 2026, resulting in an immaterial operating lease liability and corresponding operating lease ROU asset.

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

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 7.1 years and 10.1%, respectively, at June 30, 2024.

During the three and six months ended June 30, 2024, the Company recognized operating lease costs of $0.6 million and $1.2 million, respectively, and variable lease costs of $0 and $0.2 million, respectively. During the three and six months ended June 30, 2023, the Company recognized operating lease costs of $0.1 million and $0.3 million, respectively, and an immaterial amount of variable lease costs in both periods. In addition, the Company made cash payments of $1.0 million and $0.3 million for operating leases during the six months ended June 30, 2024 and 2023, respectively, which are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

Future minimum payments under non-cancellable leases as of June 30, 2024 were as follows (in thousands):

Years ending December 31,
2024 (6 months remaining)	$1,018
2025	2,073
2026	2,135
2027	2,199
2028	2,265
Thereafter	6,162
Total future minimum lease payments	15,852
Less: imputed interest	(4,587)
Present value of lease liabilities	11,265
Less: lease liabilities, current	(971)
Lease liabilities, net of current portion	$10,294

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

Options granted under the 2019 Plan and 2021 Plan (collectively, the “Plans”) generally vest over a period of between one and four years and expire ten years from grant date. As of June 30, 2024 and December 31, 2023, the Company had 11,980,790 and 9,018,173 shares, respectively, authorized for issuance under the Plans, and 2,731,595 and 317,001 shares, respectively, remained available for grant under the 2021 Plan.

Total stock-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$2,574	$4,117	$5,434	$7,331
General and administrative	3,197	3,751	6,880	7,104
Total stock-based compensation expense	$5,771	$7,868	$12,314	$14,435

Stock-based compensation expense by type of share-based award (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	$4,885	$6,735	$10,362	$12,239
Restricted stock awards	10	28	37	55
Restricted stock units	850	1,047	1,863	2,046
Employee Stock Purchase Plan	26	58	52	95
Total stock-based compensation expense	$5,771	$7,868	$12,314	$14,435

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Outstanding as of December 31, 2023	10,338,724	$14.42	8.24	$1,737
Granted	2,044,500	3.08
Exercised	(127,996)	0.92
Forfeited and cancelled	(1,462,027)	17.18
Outstanding as of June 30, 2024	10,793,201	$12.05	7.88	$1,142
Vested and expected to vest as of June 30, 2024	10,793,201	$12.05	7.88	$1,142
Exercisable as of June 30, 2024	4,962,290	$12.86	6.60	$821

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $2.50 and $22.38 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $0.5 million and $15.3 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

Six months ended
June 30,
	2024	2023
Risk-free interest rate	3.9% - 4.7%	3.4% - 4.8%
Expected volatility	99.7% - 102.6%	68.4% - 73.5%
Expected term (in years)	5.5 - 10.0	0.4 - 10.0
Expected dividend yield	—	—

During the six months ended June 30, 2023, the Company recorded incremental stock-based compensation expense of approximately $0.1 million pertaining to the modification of stock options in connection with the termination of one employee. The modifications during the six months ended June 30, 2023 provided for an acceleration of unvested options, resulting in a change in compensation expense that was immediately recognized.

As of June 30, 2024, unrecognized stock-based compensation was $39.0 million which is expected to be recognized over the weighted average period of 2.3 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of three years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the six months ended June 30, 2024 and 2023, the Company did not repurchase any unvested shares.

The following table summarizes restricted stock award activity for the six months ended June 30, 2024:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2023	13,236	$3.45
Vested	(13,236)	3.45
Unvested balance as of June 30, 2024	—	$—

The Company records a liability for unvested restricted stock awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was $0 as of June 30, 2024 and immaterial as of June 30, 2023. The total fair value of restricted stock awards vested during the six months ended June 30, 2024 and 2023 was immaterial. As of June 30, 2024, all stock-based compensation expense pertaining to restricted stock awards was recognized.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of four years. The following table summarizes restricted stock unit activity for the six months ended June 30, 2024:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested Balance as of December 31, 2023	530,726	$21.11
Granted	—	$—
Vested	(51,558)	$31.46
Forfeited	(34,450)	$28.65
Unvested balance as of June 30, 2024	444,718	$19.33

As of June 30, 2024, there was approximately $6.2 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 1.8 years.

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

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. During the six months ended June 30, 2024 and 2023, 56,903 and 9,765 shares, respectively, were issued under the ESPP at average share prices of $2.01 and $21.91, respectively.

9. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(31,950)	$(53,251)	$(70,522)	$(92,182)
Denominator:
Weighted average common shares outstanding, basic and diluted	70,554,718	58,556,529	66,192,348	58,100,261
Net loss per share, basic and diluted	$(0.45)	$(0.91)	$(1.07)	$(1.59)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at June 30, 2024 and 2023, because to do so would be anti-dilutive:

	June 30,
	2024	2023
Shares issuable upon exercise of stock options	10,793,201	9,030,712
Unvested restricted stock units	444,718	755,425
Unvested restricted stock awards	—	29,119
Shares purchasable under the 2021 Employee Stock Purchase Plan	56,879	13,781
Total	11,294,798	9,829,037

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

Expense recognized by the Company under the related party Support Services Agreement with Bayside was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development - Bayside	$249	$109	$503	$359
Total research and development - related party	$249	$109	$503	$359

At June 30, 2024 and December 31, 2023, the Company had accounts payable and accrued expenses due to related parties of $0.2 million and $0.1 million, respectively. At June 30, 2024 and December 31, 2023, the Company had $0 and an immaterial amount, respectively, of prepaid expenses and other current assets due from related parties.

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. We are developing a portfolio of clinical-stage small molecule inhibitors of the NOD-like receptor protein 3 (NLRP3) inflammasome, including VTX3232, our CNS-penetrant NLRP3 inhibitor, and VTX2735, our peripheral NLRP3 inhibitor. In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. We expect to initiate a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease during the second half of 2024. We also expect to initiate a Phase 2 trial of VTX3232 in participants with obesity and certain additional risk factors for cardiovascular disease during the second half of 2024. During the first quarter of 2024, we also reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on recurrent pericarditis. We expect to initiate a Phase 2 trial of VTX2735 in participants with recurrent pericarditis during the second half of 2024. We are also developing VTX002, a sphingosine 1 phosphate receptor (S1P1R) modulator for the treatment of moderately to severely active ulcerative colitis (UC). In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis. Activities are underway to prepare for a Phase 3 trial. We intend to identify a partner or other source of non-dilutive financing to support a pivotal Phase 3 trial of VTX002 in ulcerative colitis. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958, an allosteric TYK2 inhibitor, in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean CDAI score in either VTX958 dose group. Based on these results, we do not anticipate conducting additional clinical trials of VTX958 with internal resources.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $193.0 million and $108.4 million for the years ended December 31, 2023 and December 31, 2022, respectively. Our net losses were $32.0 million and $53.3 million for the three months ended June 30, 2024 and 2023, respectively, and $70.5 million and $92.2 million for the six months ended June 30, 2024 and 2023, respectively. We had an accumulated deficit of $489.7 million as of June 30, 2024. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

March 2024 Private Placement

In March 2024, we issued and sold 11,174,000 shares of our common stock in a private placement at an offering price of $8.95 per share for aggregate gross proceeds of approximately $100.0 million. We received $95.0 million in net proceeds after deducting fees to the placement agents and offering expenses payable by us.

ATM Sales Agreement

In December 2022, we entered into an Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. We have no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. During the year ended December 31, 2023, we issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the six months ended June 30, 2024.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
VTX958	$6,362	$23,651	$16,577	$39,323
VTX002	9,232	9,679	20,025	18,134
VTX2735	1,654	1,223	2,644	1,493
VTX3232	3,359	1,252	5,205	2,067
Unallocated research and development expenses	7,198	12,755	17,101	22,980
Total research and development expenses	$27,805	$48,560	$61,552	$83,997

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

We expect that our general and administrative expenses may increase in the future as we expand operations, increase our headcount to support our continued research and development activities and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have also incurred, and expect to continue to incur, increased costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations and disclosure and similar requirements applicable to public companies, particularly as we ceased to be an emerging growth company as of December 31, 2023. Additionally, if and when we believe that regulatory approval of a product candidate appears likely, we may incur significant increases in our general and administrative expenses related to the sales and marketing of any approved product candidate.

Results of Operations

Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023

The following table summarizes our condensed consolidated results of operations for the three months ended June 30, 2024 and 2023:

	Three months ended
	June 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $249 and $109, respectively)	$27,805	$48,560	$(20,755)
General and administrative	7,907	8,585	(678)
Total operating expenses	35,712	57,145	(21,433)
Loss from operations	(35,712)	(57,145)	21,433
Other (income) expense:
Interest income	(3,783)	(3,899)	116
Other expense	21	5	16
Total other (income) expense	(3,762)	(3,894)	132
Net loss	$(31,950)	$(53,251)	$21,301
Unrealized loss on marketable securities	(119)	(187)	68
Foreign currency translation	(8)	38	(46)
Comprehensive loss	$(32,077)	$(53,400)	$21,323

Research and Development Expense

Research and development expenses were $27.8 million and $48.6 million for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, most research and development expenses have been related to the development of VTX958, VTX002, VTX2735 and VTX3232.

For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, there was a net decrease in research and development expenses of approximately $20.8 million. This decrease was comprised of a decrease in costs between periods associated with VTX958 of approximately $17.3 million, primarily due to the conclusion of the Phase 2 trials of VTX958 in psoriasis and psoriatic arthritis and wind down of associated program activities; a decrease in costs associated with VTX002 of approximately $0.4 million; and a decrease in unallocated research and development expenses of approximately $5.6 million, which included decreases in compensation-related expenses of approximately $1.8 million and stock-based compensation expense of $1.5 million, and the receipt of a $2.1 million research and development tax credit from the United Kingdom during the three months ended June 30, 2024, which is treated as an offset against our research and development expenses. These decreases were partially offset by an increase in costs associated with the VTX2735 program of approximately $0.4 million, and an increase in VTX3232 costs of approximately $2.1 million associated with chronic toxicology work, Phase 1 trial costs and Phase 2 preparation activities.

General and Administrative Expense

General and administrative expenses were $7.9 million and $8.6 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.7 million was due to decreased personnel costs, including stock-based compensation expense of approximately $0.6 million, and other general and administrative expenses of approximately $0.1 million.

Other Income

Other income was $3.8 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023

The following table summarizes our condensed consolidated results of operations for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $503 and $359, respectively)	$61,552	$83,997	$(22,445)
General and administrative	15,928	15,700	228
Total operating expenses	77,480	99,697	(22,217)
Loss from operations	(77,480)	(99,697)	22,217
Other (income) expense:
Interest income	(7,010)	(7,521)	511
Other expense	52	6	46
Total other (income) expense	(6,958)	(7,515)	557
Net loss	$(70,522)	$(92,182)	$21,660
Unrealized gain (loss) on marketable securities	(181)	352	(533)
Foreign currency translation	(17)	61	(78)
Comprehensive loss	$(70,720)	$(91,769)	$21,049

Research and Development Expense

Research and development expenses were $61.6 million and $84.0 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, most research and development expenses have been related to the development of VTX958, VTX002, VTX2735 and VTX3232.

For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, there was a net decrease in research and development expenses of approximately $22.4 million. This decrease was comprised of a decrease in costs between periods associated with VTX958 of approximately $22.7 million, primarily due to the conclusion of the Phase 2 trials of VTX958 in psoriasis and psoriatic arthritis and wind down of associated program activities, and a decrease in unallocated research and development expenses of approximately $5.9 million, which included decreases in compensation-related expenses of approximately $2.0 million and stock-based compensation expense of $1.9 million, and the receipt of a $2.1 million research and development tax credit from the United Kingdom during the six months ended June 30, 2024, which is treated as an offset against our research and development expenses. These decreases were partially offset by an increase in costs associated with the VTX2735 program of approximately $1.2 million related primarily to the Phase 2 trial in CAPS patients; an increase in VTX3232 costs of approximately $3.1 million associated with chronic toxicology work, Phase 1 trial costs and Phase 2 preparation activities; and an increase in VTX002 costs of approximately $1.9 million related primarily to Phase 3 preparation activities.

General and Administrative Expense

General and administrative expenses were $15.9 million and $15.7 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $0.2 million was due to an increase in professional service fees of approximately $0.2 million and an increase in facility related expenses of $0.3 million. These increases were offset by a decrease in personnel costs, including stock-based compensation expense of approximately $0.2 million, and a decrease in insurance related expenses of approximately $0.1 million.

Other Income

Other income was $7.0 million and $7.5 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through June 30, 2024, we have funded our operations primarily through the issuance of equity and debt securities. Prior to our initial public offering (IPO) in October 2021, we issued an aggregate of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. In September 2022, through the closing of a private placement of common stock, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. In February 2023, we received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us from the sale of shares of our common stock through the Sales Agreement. In March 2024, through the closing of a private placement of common stock, we received net proceeds of approximately $95.0 million after deducting transaction-related expenses. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $279.7 million, excluding restricted cash of $1.0 million.

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

Short-term liquidity needs pertaining to our operating leases are approximately $2.2 million. Long-term liquidity needs pertaining to our operating leases are approximately $14.0 million with our last minimum lease payment due in July 2031. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $279.7 million, excluding restricted cash of $1.0 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six months ended
	June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(72,163)	$(80,203)
Investing activities	$(33,755)	$15,924
Financing activities	$95,278	$51,119

Operating Activities

Net cash used in operating activities was $72.2 million for the six months ended June 30, 2024 and was primarily due to our net loss of $70.5 million offset by $8.3 million for noncash items and a net decrease of $9.9 million in operating assets and liabilities. The noncash items included approximately $12.3 million for stock-based compensation expense, approximately $0.7 million for the amortization of operating right-of-use assets and depreciation expense, offset by approximately $4.8 million for the net accretion of investments in available-for-sale marketable securities. The $9.9 million change in operating assets and liabilities was primarily attributable to a decrease in accrued expenses of approximately $5.0 million, an increase in prepaid expenses and other assets of approximately $5.4 million and a decrease in operating lease liabilities of $0.3 million, offset by an increase in accounts payable of approximately $0.8 million.

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

Investing Activities

Net cash used in investing activities was $33.8 million for the six months ended June 30, 2024 and was primarily related to the purchase of $176.2 million of investments in available-for-sale marketable securities, offset by $142.6 million in proceeds from maturities of available-for-sale marketable securities.

Net cash provided by investing activities was $15.9 million for the six months ended June 30, 2023 and was primarily related to $189.0 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $172.8 million of investments in available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities was $95.3 million for the six months ended June 30, 2024 and was attributable to approximately $95.0 million in net proceeds from the issuance of common stock in our March 2024 private placement, $0.1 million in proceeds from the exercise of stock options and $0.1 million in proceeds from the issuance of common stock under the 2021 Employee Stock Purchase Plan.

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

During the six months ended June 30, 2024 there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

On December 31, 2023, we also ceased to be a “smaller reporting company” (“SRC”) because the market value of our stock held by non-affiliates exceeded $700 million as of June 30, 2023. However, on June 30, 2024, the market value of our stock held by non-affiliates was less than $250 million, and thus we regained qualification as a SRC under 12b-2 of the Exchange Act. We are electing to comply with the scaled disclosure relief thereby available to SRCs.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial positions, results of operations or cash flows is disclosed in Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2023, we incurred a net loss of $193.0 million, compared with a net loss of $108.4 million for the year ended December 31, 2022. As of June 30, 2024, we had an accumulated deficit of $489.7 million. For the six months ended June 30, 2024, we incurred a net loss of $70.5 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses may increase substantially in the foreseeable future. As of June 30, 2024, we had an accumulated deficit of $489.7 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. Our research and development and our operating costs have also been substantial and are expected to increase. We will also require a significant additional amount of capital to commercialize any approved products.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $279.7 million, excluding restricted cash of $1.0 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. In September 2022, we raised gross proceeds of $176.6 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. In February 2023, we raised gross proceeds of $50.0 million in connection with the sale of common stock through our Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent. In March 2024, we raised gross proceeds of $100.0 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that existing cash, cash equivalents and marketable securities will be sufficient to fund our obligations for at least twelve months from the issuance of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our lead product candidates targeting NLRP3 and S1P1R, each of which is in clinical development, and expect that we will continue to invest heavily in these product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development, regulatory approval and commercialization of our product candidates, each of which may never occur. Our ability to generate revenues, which we do not expect will occur for many years, if ever, is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.

Our product candidates will require substantial additional clinical and non-clinical development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events, failure to achieve primary endpoints in clinical trials or failure to meet certain internal targets to support further development. For example, in the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis. Based on these results, we elected to terminate ongoing activities in the Phase 2 trials of VTX958 in plaque psoriasis and psoriatic arthritis. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean CDAI score in either VTX958 dose group. Based on these results, we do not anticipate conducting additional clinical trials of VTX958 with internal resources.

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

The clinical trials of our product candidates are, and, if approved, the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. For our small molecule product candidates, we will need to demonstrate that they are safe and effective for their target indications and must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. Regulatory authorities may ultimately disagree with our chosen endpoints or may find that our clinical studies or clinical study results do not support product approval. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis. Based on these results, we elected to terminate ongoing activities in the Phase 2 trials of VTX958 in plaque psoriasis and psoriatic arthritis. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean CDAI score in either VTX958 dose group. Based on these results, we do not anticipate conducting additional clinical trials of VTX958 with internal resources.

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

In particular, we are currently conducting a Phase 2 trial of VTX002 in patients with moderate-to-severe ulcerative colitis (UC). Enrollment has completed in the Phase 2 trial of VTX002 in ulcerative colitis and we reported positive results from the trial in the fourth quarter of 2023. The open-label extension portion of the trial remains ongoing. While enrollment in this trial has concluded, our operations at additional sites in the region could also be impacted in future clinical trials of VTX002. If our relationships with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Furthermore, the United States and its European allies have imposed significant sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws.

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
▪
the number of ongoing and planned clinical trials in the indications that we are pursuing, such as UC, which may have very slow enrollment rates;
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

We are developing our lead product candidates, VTX3232, VTX2735 and VTX002, for the treatment of inflammatory diseases and autoimmune disorders, including moderately to severely active ulcerative colitis. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX002, if approved, it would compete with a number of companies developing product candidates, as well as Zeposia (ozanimod), which is an S1P receptor modulator marketed by BMS, and Velsipity (etrasimod), which is an S1P receptor modulator marketed by Pfizer. With respect to VTX3232 and VTX2735, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including selnoflast, which is being developed by Roche, VENT-01 and VENT-02, which are being developed by Ventus Therapeutics, NT-0796 and NT-0249, which are being developed by Nodthera, and dapansutrile, which is being developed by Olatec. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

We announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis during the fourth quarter of 2023. Activities are underway to prepare for a Phase 3 trial of VTX002 in ulcerative colitis, for which we intend to identify a partner or other source of nondilutive financing. In the first quarter of 2024, we announced positive topline results from a Phase 2 trial of our peripheral NLRP3 inhibitor VTX2735 in patients with Cryopyrin-Associated Periodic Syndrome (CAPS) and a Phase 1 trial of our novel CNS-penetrant NLRP3 inhibitor VTX3232 in adult healthy volunteers. We expect to initiate a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease during the second half of 2024. We also expect to initiate a Phase 2 trial of VTX3232 in participants with obesity and certain additional risk factors for cardiovascular disease during the second half of 2024. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on recurrent pericarditis. We expect to initiate a Phase 2 trial of VTX2735 in participants with recurrent pericarditis during the second half of 2024. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We are presently conducting trials in multiple indications, such as moderately to severely active ulcerative colitis. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our NDA filing timelines or permit competitors to obtain approvals that may alter our NDA filing strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

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

Our net operating loss carryforwards may expire and not be used. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $30.4 million. Our U.S. federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, are not subject to expiration under the Internal Revenue Code of 1986, as amended, or the “Code”. The deductibility of U.S. federal net operating losses arising in taxable years beginning after December 31, 2017, is limited to 80% of our current year taxable income for taxable years beginning after December 31, 2020. Additionally, our ability to use any net operating loss carryforwards to offset taxable income in the future will also be limited under Section 382 of the Code, if we undergo an “ownership change” (generally defined as a cumulative change in ownership by “5-percent shareholders” of more than 50% within a rolling three-year period).

We may have experienced ownership changes in the past and any such ownership change could result in increased future tax liability. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Furthermore, since we will need to raise substantial additional funding to finance our operations, we may undergo ownership changes in the future. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire. Depending on our future tax position, limitation of our ability to use net operating loss carryforwards in jurisdictions in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses by certain jurisdictions, possibly with retroactive effect, or other unforeseen reasons, our existing net operating losses could expire or otherwise be unavailable to offset future income tax liabilities.

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

Numerous laws and legislative and regulatory initiatives at the federal and state levels address privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California has enacted legislation—the California Consumer Privacy Act, or CCPA—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our Processing of personal information depending on the context. Further, California voters approved the California Privacy Rights Act of 2020, or CPRA, in November 2020. The CPRA went into effect on January 1, 2023. The CPRA, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Other states, have considered or have enacted legislation addressing privacy and security. For example, Washington has enacted the My Health, My Data Act, which includes a private right of action. Additionally, numerous states, including Colorado, Virginia, Utah, Connecticut, Iowa, Indiana, Tennessee, Florida, Texas, Oregon, Delaware, Montana, New Jersey, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, and Rhode Island, have considered or have enacted legislation similar to the CCPA and CPRA. These developments create the possibility for a patchwork of overlapping but different state laws, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The U.S. federal government also is contemplating federal privacy legislation. We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business.

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

As of June 30, 2024, we had 73 full-time employees, compared to 79 full-time employees as of December 31, 2023. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our product candidates are in clinical development. We announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis during the fourth quarter of 2023. Activities are underway to prepare for a Phase 3 trial of VTX002 in ulcerative colitis, for which we intend to identify a partner or other source of nondilutive financing. In the first quarter of 2024, we announced positive topline results from a Phase 2 trial of our peripheral NLRP3 inhibitor VTX2735 in patients with Cryopyrin-Associated Periodic Syndrome (CAPS) and a Phase 1 trial of our novel CNS-penetrant NLRP3 inhibitor VTX3232 in adult healthy volunteers. We expect to initiate a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease during the second half of 2024. We also expect to initiate a Phase 2 trial of VTX3232 in participants with obesity and certain additional risk factors for cardiovascular disease during the second half of 2024. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on recurrent pericarditis. We intend to initiate a Phase 2 trial of VTX2735 in participants with recurrent pericarditis during the second half of 2024. We will not be able to treat patients if we cannot manufacture a sufficient quantity of VTX002, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, VTX002, VTX2735 and VTX3232 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of VTX002, VTX2735 and VTX3232 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, be subject to other regulatory enforcement action, and we may not achieve or sustain profitability.

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

From June 30, 2023 until June 30, 2024, the closing price of our common stock has ranged from a low of $1.90 to a high of $40.30. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of August 5, 2024, we had 70,669,131 outstanding shares of common stock. All of these shares are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

As of June 30, 2024, our executive officers and directors and related entities beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as amended June 9, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 10, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated December 12, 2022).
10.1+	Matthew Moore Employment Letter, dated May 3, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 16, 2024).
10.2+*	Amended and Restated Outside Director Compensation Policy, adopted April 3, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Ventyx Biosciences, Inc.

Date: August 8, 2024	By:	/s/ Martin Auster
Martin Auster, M.D.
Chief Financial Officer
(Principal financial officer and duly authorized to sign on behalf of the registrant)