Form 10-Q
period 2024-09-30
Ventyx Biosciences, Inc.
filed 2024-11-07
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 70,710,667 shares of common stock, $0.0001 par value per share, outstanding.

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
▪
the accuracy of our estimates regarding our cash position, future revenue, operating expenses, capital requirements and needs for additional financing;

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$61,765	$51,579
Marketable securities	213,060	200,641
Prepaid expenses and other assets	14,583	12,125
Total current assets	289,408	264,345
Property and equipment, net	703	762
Operating lease right-of-use assets	9,918	11,509
Restricted cash	975	975
Other long-term assets	96	102
Total assets	$301,100	$277,693
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,286	$5,756
Accrued expenses	9,006	15,508
Current portion of operating lease liabilities	1,011	1,001
Total current liabilities	12,303	22,265
Operating lease liabilities, net of current portion	10,025	11,505
Total liabilities	22,328	33,770
Commitments and contingencies (Note 5)
Stockholders' equity:
Series A non-voting convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 70,601 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized at September 30, 2024 and December 31, 2023; 70,669,131 shares issued and outstanding at September 30, 2024; 59,252,349 and 59,239,113 shares issued and outstanding, respectively, at December 31, 2023	7	6
Additional paid-in capital	802,850	663,154
Accumulated other comprehensive loss	873	(50)
Accumulated deficit	(524,958)	(419,187)
Total stockholders' equity	278,772	243,923
Total liabilities and stockholders' equity	$301,100	$277,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development (includes related party amounts of $249, $417, $752 and $776, respectively)	$30,629	$49,750	$92,181	$133,747
General and administrative	7,923	8,201	23,851	23,901
Total operating expenses	38,552	57,951	116,032	157,648
Loss from operations	(38,552)	(57,951)	(116,032)	(157,648)
Other (income) expense:
Interest income	(3,350)	(3,932)	(10,360)	(11,453)
Other expense	47	8	99	14
Total other (income) expense	(3,303)	(3,924)	(10,261)	(11,439)
Net loss	$(35,249)	$(54,027)	$(105,771)	$(146,209)
Unrealized gain on marketable securities	922	192	741	544
Foreign currency translation	199	11	182	72
Comprehensive loss	$(34,128)	$(53,824)	$(104,848)	$(145,593)
Net loss per share, basic and diluted	$(0.50)	$(0.92)	$(1.56)	$(2.51)
Weighted average common shares outstanding, basic and diluted	70,667,570	58,880,427	67,694,970	58,363,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(in thousands, except share amounts)

(unaudited)

						Accumulated
	Series A Non-Voting				Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	—	$—	70,662,806	$7	$770,745	$(248)	$(489,709)	$280,795
Issuance of Series A non-voting convertible preferred stock from private placement, net of issuance costs	70,601	—	—	—	26,642	—	—	26,642
Issuance of common stock upon exercise of stock options	—	—	5,575	—	12	—	—	12
Issuance of common stock upon vesting of restricted common stock	—	—	750	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,451	—	—	5,451
Unrealized gain on marketable securities	—	—	—	—	—	922	—	922
Foreign currency translation	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(35,249)	(35,249)
Balance at September 30, 2024	70,601	$—	70,669,131	$7	$802,850	$873	$(524,958)	$278,772

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2023	58,713,982	$6	$646,918	$(710)	$(318,407)	$327,807
Issuance of common stock upon exercise of stock options	249,257	—	1,649	—	—	1,649
Issuance of common stock upon vesting of restricted common stock	8,692	—	—	—	—	—
Stock-based compensation expense	—	—	8,008	—	—	8,008
Unrealized gain on marketable securities	—	—	—	192	—	192
Foreign currency translation	—	—	—	11	—	11
Net loss	—	—	—	—	(54,027)	(54,027)
Balance at September 30, 2023	58,971,931	$6	$656,575	$(507)	$(372,434)	$283,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(in thousands, except share amounts)

(unaudited)

						Accumulated
	Series A Non-Voting				Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	—	$—	59,239,113	$6	$663,154	$(50)	$(419,187)	$243,923
Issuance of Series A non-voting convertible preferred stock from private placement, net of issuance costs	70,601	—	—	—	26,642	—	—	26,642
Issuance of common stock from private placement, net of issuance costs	—	—	11,174,000	1	95,045	—	—	95,046
Issuance of common stock upon exercise of stock options	—	—	133,571	—	130	—	—	130
Issuance of common stock upon vesting of restricted common stock	—	—	65,544	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	56,903	—	114	—	—	114
Stock-based compensation expense	—	—	—	—	17,765	—	—	17,765
Unrealized gain on marketable securities	—	—	—	—	—	741	—	741
Foreign currency translation	—	—	—	—	—	182	—	182
Net loss	—	—	—	—	—	—	(105,771)	(105,771)
Balance at September 30, 2024	70,601	$—	70,669,131	$7	$802,850	$873	$(524,958)	$278,772

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	56,980,845	$6	$581,237	$(1,123)	$(226,225)	$353,895
Issuance of common stock from at-the-market offering, net of commissions and offering expenses	1,176,470	—	48,408	—	—	48,408
Issuance of common stock upon exercise of stock options	770,934	—	4,273	—	—	4,273
Issuance of common stock upon vesting of restricted common stock	33,917	—	—	—	—	—
Shares issued under employee stock purchase plan	9,765	—	214	—	—	214
Stock-based compensation expense	—	—	22,443	—	—	22,443
Unrealized gain on marketable securities	—	—	—	544	—	544
Foreign currency translation	—	—	—	72	—	72
Net loss	—	—	—	—	(146,209)	(146,209)
Balance at September 30, 2023	58,971,931	$6	$656,575	$(507)	$(372,434)	$283,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(105,771)	$(146,209)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	201	98
Loss on disposal of fixed assets	100	—
Gain on lease termination	(88)	—
Loss on impairment	—	285
Amortization of operating lease right-of-use assets	832	440
Stock-based compensation	17,765	22,443
Accretion of marketable securities, net	(7,404)	(6,989)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,474)	5,679
Operating lease liabilities	(607)	(234)
Accounts payable	(3,468)	2,839
Accrued expenses	(6,710)	6,781
Net cash used in operating activities	(107,624)	(114,867)
Cash flows from investing activities:
Purchases of marketable securities, available-for-sale	(208,413)	(243,607)
Proceeds from maturities of marketable securities, available-for-sale	204,140	298,725
Purchases of property and equipment	(235)	(303)
Net cash (used in) provided by investing activities	(4,508)	54,815
Cash flows from financing activities:
Proceeds from issuance of common stock from private placement, net of offering costs	95,046	—
Proceeds from issuance of Series A non-voting convertible preferred stock from private placement, net of offering costs	26,850	—
Proceeds from issuance of common stock from at-the-market offering, net of commissions and offering expenses	—	48,408
Proceeds from exercise of stock options	130	4,273
Proceeds from issuance of common stock under employee stock purchase plan	114	214
Deferred offering costs	—	(151)
Net cash provided by financing activities	122,140	52,744
Effect of exchange rates on cash, cash equivalents and restricted cash	178	74
Net increase (decrease) in cash, cash equivalents and restricted cash	10,186	(7,234)
Cash, cash equivalents and restricted cash, beginning of period	52,554	64,819
Cash, cash equivalents and restricted cash, end of period	$62,740	$57,585

Supplemental disclosure for investing and financing non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$103
Unpaid deferred offering costs	$—	$59
Unpaid costs associated with the issuance of Series A non-voting convertible preferred stock from private placement	$208	$—

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

September 2024 Issuance of Series A Non-Voting Convertible Preferred Stock from Private Placement

On September 23, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Aventis Inc., a wholly-owned subsidiary of Sanofi, a global healthcare and pharmaceutical company (together with Aventis Inc., “Sanofi”), pursuant to which the Company issued an aggregate of 70,601 shares of Series A non-voting convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), each convertible into 100 shares of common stock, at an as-converted price of $3.8243 per common share, for gross proceeds of approximately $27.0 million, in a private placement (the “Series A Private Placement”).

In connection with the Securities Purchase Agreement, the Company granted Sanofi a right of first negotiation (“ROFN”) for a license, grant or transfer, including by option or sale, or any rights to research, develop, commercialize, or otherwise exploit VTX3232, the Company’s CNS-penetrant NLRP3 inhibitor. The Company evaluated the ROFN for performance obligations under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) concluding that there were none. As a result, the Company recognized the Series A Preferred Stock as permanent equity within the condensed consolidated financial statements as of September 30, 2024. The Company received approximately $26.6 million in net proceeds after deducting issuance costs payable by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 reflect the financial results of Ventyx Biosciences, Inc. on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

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

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024 or any future period.

Cash, Cash Equivalents and Restricted Cash

A reconciliation of the cash, cash equivalents and restricted cash reported in our condensed consolidated balance that sum to the total of the amounts shown in the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine months ended
	September 30,
	2024	2023
Cash and cash equivalents	$61,765	$56,610
Restricted cash	975	975
Total cash, cash equivalents and restricted cash	$62,740	$57,585

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period, plus the weighted average number of potential shares of common stock from the assumed conversion of the Series A Preferred Stock, exercise of stock options, the assumed vesting of restricted stock awards and restricted stock units and the number of shares purchasable under the 2021 Employee Stock Purchase Plan (“2021 ESPP”), if dilutive. Because the Company was in a net loss position, basic and diluted net loss per share were the same for all periods presented.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$24,276	$—	$—	$24,276
Total cash equivalents	24,276	—	—	24,276
Marketable securities
U.S. Treasury securities	20,762	—	—	20,762
U.S. government agency securities	—	34,674	—	34,674
Corporate debt securities	—	18,820	—	18,820
Commercial paper	—	132,436	—	132,436
Asset backed securities	—	6,368	—	6,368
Total marketable securities	20,762	192,298	—	213,060
Total assets	$45,038	$192,298	$—	$237,336

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$40,241	$—	$—	$40,241
Commercial paper	—	7,468	—	7,468
Total cash equivalents	40,241	7,468	—	47,709
Marketable securities
U.S. government agency securities	—	67,208	—	67,208
Commercial paper	—	118,465	—	118,465
Asset backed securities	—	14,968	—	14,968
Total marketable securities	—	200,641	—	200,641
Total assets	$40,241	$208,109	$—	$248,350

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. During the nine months ended September 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2024 and December 31, 2023, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$20,570	$192	$—	$20,762
U.S. government agency securities	34,446	228	—	34,674
Corporate debt securities	18,750	73	(3)	18,820
Commercial paper	132,169	270	(3)	132,436
Asset backed securities	6,354	14	—	6,368
Total marketable securities	$212,289	$777	$(6)	$213,060

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. government agency securities	$67,310	$—	$(102)	$67,208
Commercial paper	118,323	143	(1)	118,465
Asset backed securities	14,979	2	(13)	14,968
Total marketable securities	$200,612	$145	$(116)	$200,641

All of the Company’s marketable securities as of September 30, 2024 have maturity dates of less than one year.

As of September 30, 2024, two available-for-sale marketable securities were in an unrealized loss position. Of the two available-for-sale marketable securities in an unrealized loss position, both had been in an unrealized loss position for less than 12 months. As of December 31, 2023, ten available-for-sale marketable securities were in an unrealized loss position. Of the ten available-for-sale marketable securities in an unrealized loss position, eight had been in an unrealized loss position for less than 12 months and two had been in an unrealized loss position for greater than 12 months.

The following table presents available-for-sale marketable securities that were in an unrealized loss position as of September 30, 2024, aggregated by major security type and length of time in a continuous loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$3,908	$(3)	$—	$—	$3,908	$(3)
Commercial paper	$3,873	$(3)	$—	$—	$3,873	$(3)

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

The Company reviews its marketable securities at each reporting date to determine if any security is impaired, which would require the Company to record an allowance for credit losses in that respective period. The Company evaluated the securities individually for impairment and considered factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the security before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized losses are the result of a credit loss as of September 30, 2024. These marketable securities are of high credit quality, and the Company does not intend to sell these securities prior to maturity and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As such, the Company did not record an allowance for credit losses as of September 30, 2024. During the nine months ended September 30, 2024, the immaterial unrealized losses were due to market fluctuations and were only sustained for a short period of time. During the year ended December 31, 2023, the decline in market value in the Company’s marketable securities was primarily attributable to an increase in interest rates.

Accrued interest receivable on available-for-sale marketable securities, included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets, was $0.4 million and $0.8 million at September 30, 2024 and December 31, 2023, respectively. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the available-for-sale marketable security. Uncollectible accrued interest receivables associated with an impaired available-for-sale marketable security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the nine months ended September 30, 2024 or 2023.

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Internal-use software	$491	$491
Leasehold improvements	283	—
Laboratory equipment	155	178
Furniture and fixtures	92	137
Computer hardware and software	58	58
Construction in progress	36	157
Property and equipment, gross	1,115	1,021
Less: accumulated depreciation	(412)	(259)
Property and equipment, net	$703	$762

During the three and nine months ended September 30, 2024, depreciation expense was $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2023, depreciation expense was immaterial.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development costs	$907	$1,868
Accrued clinical trial costs	2,014	4,831
Accrued payroll liabilities	4,407	7,742
Other accrued liabilities	1,595	984
Accrued related party liabilities	83	83
Total accrued expenses	$9,006	$15,508

On December 5, 2023, the Company committed to and implemented a reduction in force (“RIF”) and incurred one-time termination benefits associated with severance payment obligations and continued healthcare benefits for employees terminated under the RIF of $2.2 million during the year ended December 31, 2023. Accrued severance costs associated with the RIF are included in accrued expenses on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. A summary of accrued severance costs associated with the RIF as of September 30, 2024 is shown in the table below (in thousands):

September 30,
2024
Accrued severance costs as of December 31, 2023	$2,178
Reduction in estimate for continued healthcare benefits	(114)
Cash payments	(2,061)
Accrued severance costs as of September 30, 2024	$3

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

September 2024 Issuance of Series A Non-Voting Convertible Preferred Stock from Private Placement

See Note 1, “Organization and Business,” for more information regarding the September 2024 issuance of Series A Preferred Stock from private placement.

ATM Sales Agreement

In December 2022, the Company entered into a Sales Agreement with Jefferies, as sales agent, pursuant to which the Company may offer and sell in an at-the-market offering, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. The Company has no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. During the year ended December 31, 2023, the Company issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the nine months ended September 30, 2024.

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 as of September 30, 2024 and December 31, 2023. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Common stock reserved for future issuance is as follows (in common stock equivalent shares) as of September 30, 2024:

September 30,
2024
Shares issuable upon conversion of Series A non-voting preferred stock	7,060,100
Issued and outstanding:
Stock options	10,483,769
Restricted stock units	429,042
Authorized for future issuance:
2021 Equity Incentive Plan	3,050,378
2021 Employee Stock Purchase Plan	1,567,281
Total	22,590,570

Series A Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock having a par value of $0.0001 as of September 30, 2024 and December 31, 2023. On September 23, 2024, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating 70,601 shares of its authorized and unissued preferred stock as Series A Preferred Stock and setting forth the powers, preferences, rights, qualifications, limitations and restrictions of the Series A Preferred Stock. The following is a description of the terms of the Series A Preferred Stock:

Conversion. The Series A Preferred Stock is convertible at the option of each holder at any time into 100 shares of Common Stock for each share of Series A Preferred Stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. The Series A Preferred Stock will not be convertible by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the common stock outstanding immediately after giving effect to such conversion, as further described in the Certificate of Designations. A holder may increase or decrease the Maximum Percentage to any other percentage (not in excess of 19.99% of the issued and outstanding common stock immediately after giving effect to the issuance of the common stock issuable upon conversion of the Series A Preferred Stock) by delivering a written notice to the Company, provided that (i) any such increase in the Maximum Percentage will not be effective until the 61st day after such notice is delivered to the Company and (ii) any such increase or decrease does not apply to any other holder of Series A Preferred Stock or the validity of any prior conversion of the Series A Preferred Stock.

Voting. Holders of shares of Series A Preferred Stock shall have no voting rights on any Company matter.

Dividends. Holders to Series A Preferred Stock shall be entitled to receive, only when, as and if declared by the Company’s board of directors, out of any funds and assets legally available therefore, a dividend on each outstanding share of Series A Preferred Stock equal to $0.0001 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock), prior and in preference to any declaration or payment of any dividend (other than dividends on shares of common stock payable in shares of common stock) on common stock during the same calendar year. The right to receive dividends on shares of Series A Preferred Stock is non-cumulative, and no right to dividends shall accrue to holders of Series A Preferred Stock by reason of the fact that dividends on such shares are not declared or paid. Subject to the preferential rights described above, holders of the Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal (on an as-converted to common stock basis) to and in the same form as dividends actually paid on shares of the common stock.

Liquidation. In the event of any liquidation as defined in the Certificate of Designation, the assets of the Company shall be distributed, after payment in full of any dividends declared by unpaid on the Series A Preferred Stock, among the holders of the shares of Series A Preferred Stock and common stock pro rata based on the number of shares held by each such holder (on an as-converted to common stock basis), after payment in full of any dividends declared by unpaid on the Series A Preferred Stock.

7. Leases

In July 2023, the Company entered into a Sublease with Neurocrine Biosciences, Inc. for office space in San Diego, California which became the Company’s headquarters in August 2023. Under the terms of the Sublease, the Company leased the second floor of the building, including certain furniture and fixtures, located at 12790 El Camino Real in San Diego, California consisting of approximately 35,016 rentable square feet of office space. The term of this non-cancellable lease commenced on July 21, 2023, and will end on July 31, 2031. The Company is subleasing the premises for approximately $2.0 million per year with 3% annual increases in each subsequent year. The Company subleased the premises for approximately $1.0 million in the first year, which included the rent abatement for the second through the seventh full calendar months of the lease term. In lieu of a cash security deposit under the Sublease, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. The letter of credit is secured by a deposit of $0.5 million with the same bank and included in restricted cash on the Company’s condensed consolidated balance sheet at September 30, 2024. The Company used its incremental borrowing rate available at commencement date in determining the present value of lease payments and recognized an operating lease liability of $11.0 million and a corresponding operating lease right-of-use (“ROU”) asset of approximately $11.0 million on the condensed consolidated balance sheet during the year ended December 31, 2023.

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

The Company’s leases have remaining terms ranging between one year and seven years. The leases contain various termination options. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 6.8 years and 10.1%, respectively, at September 30, 2024.

During the three and nine months ended September 30, 2024, the Company recognized operating lease costs of $0.6 million and $1.8 million, respectively, and variable lease costs of $0 and $0.2 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized operating lease costs of $0.5 million and $0.8 million, respectively, and an immaterial amount of variable lease costs in both periods. In addition, the Company made cash payments of $1.5 million and $0.6 million for operating leases during the nine months ended September 30, 2024 and 2023, respectively, which are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

Future minimum payments under non-cancellable leases as of September 30, 2024 were as follows (in thousands):

Years ending December 31,
2024 (3 months remaining)	$513
2025	2,073
2026	2,135
2027	2,199
2028	2,265
Thereafter	6,162
Total future minimum lease payments	15,347
Less: imputed interest	(4,311)
Present value of lease liabilities	11,036
Less: lease liabilities, current	(1,011)
Lease liabilities, net of current portion	$10,025

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

Options granted under the 2019 Plan and 2021 Plan (collectively, the “Plans”) generally vest over a period of between one and four years and expire ten years from grant date. As of September 30, 2024 and December 31, 2023, the Company had 12,102,048 and 9,018,173 shares, respectively, authorized for issuance under the Plans, and 3,050,378 and 317,001 shares, respectively, remained available for grant under the 2021 Plan.

Total stock-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$2,648	$4,112	$8,082	$11,443
General and administrative	2,803	3,896	9,683	11,000
Total stock-based compensation expense	$5,451	$8,008	$17,765	$22,443

Stock-based compensation expense by type of share-based award (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	$4,619	$6,864	$14,981	$19,103
Restricted stock awards	—	27	37	82
Restricted stock units	792	1,051	2,655	3,097
Employee Stock Purchase Plan	40	66	92	161
Total stock-based compensation expense	$5,451	$8,008	$17,765	$22,443

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	10,338,724	$14.42	8.24	$1,737
Granted	2,739,250	2.88
Exercised	(133,571)	0.97
Forfeited and cancelled	(2,460,634)	15.28
Outstanding as of September 30, 2024	10,483,769	$11.37	7.75	$920
Vested and expected to vest as of September 30, 2024	10,483,769	$11.37	7.75	$920
Exercisable as of September 30, 2024	4,921,703	$12.92	6.55	$747

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $2.34 and $22.56 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $0.5 million and $22.5 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

Nine months ended
September 30,
	2024	2023
Risk-free interest rate	3.5% - 5.2%	3.4% - 4.8%
Expected volatility	99.7% - 102.6%	68.4% - 73.5%
Expected term (in years)	0.3 - 10.0	0.4 - 10.0
Expected dividend yield	—	—

During the three and nine months ended September 30, 2024, the Company recorded a net decrease to stock-based compensation expense of approximately $0.1 million. The net decrease of approximately $0.1 million was comprised of the reversal of approximately $0.3 million of stock-based compensation expense associated with the acceleration of unvested options in connection with the termination of one employee, offset by the recognition of $0.2 million of stock-based compensation expense associated with the extended term of vested and unvested options resulting from an amended consulting agreement for one consultant. The resulting net decrease to stock-based compensation expense was recognized immediately.

During the nine months ended September 30, 2023, the Company recorded incremental stock-based compensation expense of approximately $0.1 million pertaining to the modification of stock options in connection with the termination of one employee. The modification during the nine months ended September 30, 2023 provided for an acceleration of unvested options, resulting in a change in compensation expense that was immediately recognized.

As of September 30, 2024, unrecognized stock-based compensation was $32.8 million which is expected to be recognized over the weighted average period of 2.3 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of three years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the nine months ended September 30, 2024 and 2023, the Company did not repurchase any unvested shares.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2024:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2023	13,236	$3.45
Vested	(13,236)	3.45
Unvested balance as of September 30, 2024	—	$—

The Company records a liability for unvested restricted stock awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was $0 as of September 30, 2024 and immaterial as of September 30, 2023. The total fair value of restricted stock awards vested during the nine months ended September 30, 2024 and 2023 was immaterial. As of September 30, 2024, all stock-based compensation expense pertaining to restricted stock awards was recognized.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of four years. The following table summarizes restricted stock unit activity for the nine months ended September 30, 2024:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested Balance as of December 31, 2023	530,726	$21.11
Granted	—	$—
Vested	(52,308)	$31.42
Forfeited	(49,376)	$29.71
Unvested balance as of September 30, 2024	429,042	$18.86

As of September 30, 2024, there was approximately $5.0 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

In October 2021, the board of directors and stockholders approved the 2021 ESPP which became effective on October 19, 2021. The maximum number of shares of common stock that will be made available for sale under the ESPP is equal to 510,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP will be increased on the first day of each fiscal year, beginning with fiscal year 2023, in an amount equal to the lesser of 1,020,000 shares of common stock, 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or such number of common shares determined by the board of directors. On January 1, 2024, the number of shares of common stock that are available for sale under the ESPP was automatically increased by 592,523 shares.

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. During the nine months ended September 30, 2024 and 2023, 56,903 and 9,765 shares, respectively, were issued under the ESPP at average share prices of $2.01 and $21.91, respectively.

9. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(35,249)	$(54,027)	$(105,771)	$(146,209)
Denominator:
Weighted average common shares outstanding, basic and diluted	70,667,570	58,880,427	67,694,970	58,363,174
Net loss per share, basic and diluted	$(0.50)	$(0.92)	$(1.56)	$(2.51)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at September 30, 2024 and 2023, because to do so would be anti-dilutive:

	September 30,
	2024	2023
Shares issuable upon exercise of stock options	10,483,769	8,975,249
Shares issuable upon conversion of Series A non-voting preferred stock	7,060,100	—
Unvested restricted stock units	429,042	752,737
Unvested restricted stock awards	—	21,177
Shares purchasable under the 2021 Employee Stock Purchase Plan	55,590	12,297
Total	18,028,501	9,761,460

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

Expense recognized by the Company under the related party Support Services Agreement with Bayside was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development - Bayside	$249	$417	$752	$776
Total research and development - related party	$249	$417	$752	$776

At September 30, 2024 and December 31, 2023, the Company had accounts payable and accrued expenses due to related parties of $0.2 million and $0.1 million, respectively. At September 30, 2024 and December 31, 2023, the Company had $0 and an immaterial amount, respectively, of prepaid expenses and other current assets due from related parties.

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel small molecule product candidates to address a range of inflammatory diseases with significant unmet need. We leverage the substantial experience of our team in immunology to identify important new targets and to develop differentiated therapeutics against these targets. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. For example:

▪
We are developing a portfolio of clinical-stage small molecule inhibitors of the NOD-like receptor protein 3 (NLRP3) inflammasome, including VTX3232, our CNS-penetrant NLRP3 inhibitor, and VTX2735, our peripheral NLRP3 inhibitor. In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease. We expect to report topline results from this trial in the first half of 2025. We also expect to initiate a Phase 2 trial of VTX3232 in participants with obesity and certain additional risk factors for cardiovascular disease during the fourth quarter of 2024. Topline results from this trial are anticipated in the second half of 2025.
▪
During the first quarter of 2024, we also reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on recurrent pericarditis. We expect to initiate a Phase 2 trial of VTX2735 in participants with recurrent pericarditis during the fourth quarter of 2024. Topline results from this trial are anticipated in the second half of 2025.
▪
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
▪
In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958, an allosteric TYK2 inhibitor, in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean CDAI score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by SES-CD (an objective endpoint) and showed a greater magnitude of decrease compared to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Based on these results, we are continuing the analysis of the Phase 2 data; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $193.0 million and $108.4 million for the years ended December 31, 2023 and December 31, 2022, respectively. Our net losses were $35.2 million and $54.0 million for the three months ended September 30, 2024 and 2023, respectively, and $105.8 million and $146.2 million for the nine months ended September 30, 2024 and 2023, respectively. We had an accumulated deficit of $525.0 million as of September 30, 2024. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

September 2024 Private Placement

On September 23, 2024, we entered into a Securities Purchase Agreement (Securities Purchase Agreement) with Aventis Inc., a wholly-owned subsidiary of Sanofi, a global healthcare and pharmaceutical company (together with Aventis Inc., Sanofi), pursuant to which we issued an aggregate of 70,601 shares of Series A non-voting convertible preferred stock, par value $0.0001 per share (Series A Preferred Stock), each convertible into 100 shares of common stock, at an as-converted price of $3.8243 per common share, for gross proceeds of approximately $27.0 million, in a private placement (Series A Private Placement).

In connection with the Securities Purchase Agreement, we granted Sanofi a right of first negotiation (ROFN) for a license, grant or transfer, including by option or sale, or any rights to research, develop, commercialize, or otherwise exploit VTX3232, our CNS-penetrant NLRP3 inhibitor. We received approximately $26.6 million in net proceeds after deducting issuance costs payable by us.

March 2024 Private Placement

In March 2024, we issued and sold 11,174,000 shares of our common stock in a private placement at an offering price of $8.95 per share for aggregate gross proceeds of approximately $100.0 million. We received $95.0 million in net proceeds after deducting fees to the placement agents and offering expenses payable by us.

ATM Sales Agreement

In December 2022, we entered into an Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. We have no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. During the year ended December 31, 2023, we issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the nine months ended September 30, 2024.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
VTX958	$4,538	$23,281	$21,115	$62,604
VTX002	10,015	10,642	30,040	28,776
VTX2735	2,716	908	5,360	2,401
VTX3232	4,031	1,644	9,236	3,711
Unallocated research and development expenses	9,329	13,275	26,430	36,255
Total research and development expenses	$30,629	$49,750	$92,181	$133,747

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023

The following table summarizes our condensed consolidated results of operations for the three months ended September 30, 2024 and 2023:

	Three months ended
	September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $249 and $417, respectively)	$30,629	$49,750	$(19,121)
General and administrative	7,923	8,201	(278)
Total operating expenses	38,552	57,951	(19,399)
Loss from operations	(38,552)	(57,951)	19,399
Other (income) expense:
Interest income	(3,350)	(3,932)	582
Other expense	47	8	39
Total other (income) expense	(3,303)	(3,924)	621
Net loss	$(35,249)	$(54,027)	$18,778
Unrealized gain on marketable securities	922	192	730
Foreign currency translation	199	11	188
Comprehensive loss	$(34,128)	$(53,824)	$19,696

Research and Development Expense

Research and development expenses were $30.6 million and $49.8 million for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, most research and development expenses have been related to the development of VTX958, VTX002, VTX2735 and VTX3232.

For the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, there was a net decrease in research and development expenses of approximately $19.1 million. This decrease was comprised of a decrease in costs between periods associated with VTX958 of approximately $18.7 million, primarily due to the conclusion of the Phase 2 trials of VTX958 in psoriasis and psoriatic arthritis and wind down of associated program activities; a decrease in costs associated with VTX002 of approximately $0.6 million; and a decrease in unallocated research and development expenses of approximately $3.9 million, which included decreases in compensation-related expenses of approximately $2.2 million and stock-based compensation expense of $1.5 million. These decreases were partially offset by an increase in costs associated with the VTX2735 program of approximately $1.8 million and an increase in VTX3232 costs of approximately $2.3 million associated with chronic toxicology work and Phase 2 trial start-up costs.

General and Administrative Expense

General and administrative expenses were $7.9 million and $8.2 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $0.3 million was primarily due to a net decrease in personnel costs, including a decrease in stock-based compensation expense of approximately $1.1 million, offset by increases in compensation-related expenses and professional service fees of approximately $0.4 million and $0.1 million, respectively. The net decrease in personnel costs was further offset by an increase in other general and administrative expenses of approximately $0.3 million, including costs associated with operating as a public company and facility related costs.

Other Income

Other income was $3.3 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023

The following table summarizes our condensed consolidated results of operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development (includes related party amounts of $752 and $776, respectively)	$92,181	$133,747	$(41,566)
General and administrative	23,851	23,901	(50)
Total operating expenses	116,032	157,648	(41,616)
Loss from operations	(116,032)	(157,648)	41,616
Other (income) expense:
Interest income	(10,360)	(11,453)	1,093
Other expense	99	14	85
Total other (income) expense	(10,261)	(11,439)	1,178
Net loss	$(105,771)	$(146,209)	$40,438
Unrealized gain on marketable securities	741	544	197
Foreign currency translation	182	72	110
Comprehensive loss	$(104,848)	$(145,593)	$40,745

Research and Development Expense

Research and development expenses were $92.2 million and $133.7 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, most research and development expenses have been related to the development of VTX958, VTX002, VTX2735 and VTX3232.

For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, there was a net decrease in research and development expenses of approximately $41.6 million. This decrease was comprised of a decrease in costs between periods associated with VTX958 of approximately $41.5 million, primarily due to the conclusion of the Phase 2 trials of VTX958 in psoriasis and psoriatic arthritis and wind down of associated program activities, and a decrease in unallocated research and development expenses of approximately $9.8 million, which included decreases in compensation-related expenses of approximately $4.3 million and stock-based compensation expense of $3.4 million, and the receipt of a $2.1 million research and development tax credit from the United Kingdom during the nine months ended September 30, 2024, which is treated as an offset against our research and development expenses. These decreases were partially offset by an increase in costs associated with the VTX2735 program of approximately $3.0 million related primarily to the Phase 2 trial in CAPS patients and preparation for the Phase 2 trial in recurrent pericarditis; an increase in VTX3232 costs of approximately $5.5 million associated with chronic toxicology work, Phase 1 trial costs and Phase 2 preparation activities; and an increase in VTX002 costs of approximately $1.2 million related primarily to Phase 3 readiness activities.

General and Administrative Expense

General and administrative expenses were $23.9 million and $23.9 million for the nine months ended September 30, 2024 and 2023, respectively. The changes between periods were primarily related to a net decrease in personnel costs, including a decrease in stock-based compensation expense of approximately $1.3 million, offset by increases in compensation-related expenses and professional service fees of approximately $0.4 million and $0.3 million, respectively. The net decrease in personnel costs was further offset by an increase in other general and administrative expenses of approximately $0.6 million, including costs associated with operating as a public company and facility related costs.

Other Income

Other income was $10.3 million and $11.4 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through September 30, 2024, we have funded our operations primarily through the issuance of equity and debt securities. Prior to our initial public offering (IPO) in October 2021, we issued an aggregate of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. In September 2022, through the closing of a private placement of common stock, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. In February 2023, we received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us from the sale of shares of our common stock through the Sales Agreement. In March 2024, through the closing of a private placement of common stock, we received net proceeds of approximately $95.0 million after deducting transaction-related expenses. In September 2024, we raised gross proceeds of $27.0 million in connection with the sale of Series A non-voting convertible preferred stock in a private placement to Aventis Inc. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $274.8 million, excluding restricted cash of $1.0 million.

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

Short-term liquidity needs pertaining to our operating leases are approximately $2.2 million. Long-term liquidity needs pertaining to our operating leases are approximately $13.4 million with our last minimum lease payment due in July 2031. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $274.8 million, excluding restricted cash of $1.0 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine months ended
	September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(107,624)	$(114,867)
Investing activities	$(4,508)	$54,815
Financing activities	$122,140	$52,744

Operating Activities

Net cash used in operating activities was $107.6 million for the nine months ended September 30, 2024 and was primarily due to our net loss of $105.8 million offset by $11.5 million for noncash items and a net decrease of $13.3 million in operating assets and liabilities. The noncash items included approximately $17.8 million for stock-based compensation expense, approximately $1.1 million for the amortization of operating right-of-use assets and depreciation expense, offset by approximately $7.4 million for the net accretion of investments in available-for-sale marketable securities. The $13.3 million change in operating assets and liabilities was primarily attributable to a decrease in accrued expenses and accounts payable of approximately $10.2 million, an increase in prepaid expenses and other assets of approximately $2.5 million and a decrease in operating lease liabilities of $0.6 million.

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

Investing Activities

Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2024 and was primarily related to the purchase of $208.4 million of investments in available-for-sale marketable securities, offset by $204.1 million in proceeds from maturities of available-for-sale marketable securities.

Net cash provided by investing activities was $54.8 million for the nine months ended September 30, 2023 and was primarily related to $298.7 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $243.6 million of investments in available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities was $122.1 million for the nine months ended September 30, 2024 and was attributable to approximately $95.0 million in net proceeds from the issuance of common stock in our March 2024 private placement, $26.9 million in net proceeds from the issuance of Series A Preferred Stock in our September 2024 private placement, $0.1 million in proceeds from the exercise of stock options and $0.1 million in proceeds from the issuance of common stock under the 2021 Employee Stock Purchase Plan.

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

During the nine months ended September 30, 2024 there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

On December 31, 2023, we also ceased to be a “smaller reporting company” (“SRC”) because the market value of our stock held by non-affiliates exceeded $700 million as of June 30, 2023. However, on June 30, 2024, the market value of our stock held by non-affiliates was less than $250 million, and thus we regained qualification as a SRC under Rule 12b-2 of the Exchange Act. We are electing to comply with the scaled disclosure relief thereby available to SRCs.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial positions, results of operations or cash flows is disclosed in Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Interim Principal Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Interim Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, we may not be able to compete effectively or operate profitably; and
▪
Our stock price has been and may continue to be volatile and could fluctuate widely in response to many factors, including, without limitation, announcements of the results of clinical trials by us, our collaborators or our competitors, or positive or negative developments with respect to similar products, including those being developed by our collaborators or our competitors. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. In the past, following periods of volatility in the market price of our securities, stockholders have instituted class action securities litigation against us, which remains pending.

Risks Related to Our Business

We have a history of operating losses and have incurred significant losses since our inception. We expect to continue to incur significant losses and we may never be profitable.

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2023, we incurred a net loss of $193.0 million, compared with a net loss of $108.4 million for the year ended December 31, 2022. As of September 30, 2024, we had an accumulated deficit of $525.0 million. For the nine months ended September 30, 2024, we incurred a net loss of $105.8 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses may increase substantially in the foreseeable future. As of September 30, 2024, we had an accumulated deficit of $525.0 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. Our research and development and our operating costs have also been substantial and are expected to increase. We will also require a significant additional amount of capital to commercialize any approved products.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $274.8 million, excluding restricted cash of $1.0 million. In September 2021, we raised gross proceeds of $51.0 million in cash in connection with the sale of our Series B Convertible Preferred Stock. In October 2021, we raised gross proceeds of $174.3 million in connection with the sale of common stock in our initial public offering. In September 2022, we raised gross proceeds of $176.6 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. In February 2023, we raised gross proceeds of $50.0 million in connection with the sale of common stock through our Open Market Sales AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as sales agent. In March 2024, we raised gross proceeds of $100.0 million in connection with the sale of common stock in a private placement to certain qualified institutional buyers and institutional accredited investors. In September 2024, we raised gross proceeds of $27.0 million in connection with the sale of Series A non-voting convertible preferred stock in a private placement to Aventis Inc. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that existing cash, cash equivalents and marketable securities will be sufficient to fund our obligations for at least twelve months from the issuance of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

Any fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates we may develop in the future, if approved. Adequate additional financing may not be available to us in sufficient amounts or on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder and the possibility of such issuance may cause the market price of our shares to decline. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect the conduct of our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to certain of our technologies or our product candidates, or grant licenses on terms that are not favorable to us, which may have a material adverse effect on our business, operating results and prospects. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the conflicts in Eastern Europe and the Middle East, and otherwise. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our product candidates will require substantial additional clinical and non-clinical development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events, failure to achieve primary endpoints in clinical trials or failure to meet certain internal targets to support further development. For example, in the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis. Based on these results, we elected to terminate ongoing activities in the Phase 2 trials of VTX958 in plaque psoriasis and psoriatic arthritis. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean CDAI score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by SES-CD (an objective endpoint) and showed a greater magnitude of decrease compared to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Based on these results, we are continuing the analysis of the Phase 2 data; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

The clinical trials of our product candidates are, and, if approved, the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. For our small molecule product candidates, we will need to demonstrate that they are safe and effective for their target indications and must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. Regulatory authorities may ultimately disagree with our chosen endpoints or may find that our clinical studies or clinical study results do not support product approval. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis. Based on these results, we elected to terminate ongoing activities in the Phase 2 trials of VTX958 in plaque psoriasis and psoriatic arthritis. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean CDAI score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by SES-CD (an objective endpoint) and showed a greater magnitude of decrease compared to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Based on these results, we are continuing the analysis of the Phase 2 data; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

We are developing our lead product candidates, VTX3232, VTX2735 and VTX002, for the treatment of inflammatory diseases and autoimmune disorders, including moderately to severely active ulcerative colitis. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX002, if approved, it would compete with a number of companies developing product candidates, as well as Zeposia (ozanimod), which is an S1P receptor modulator marketed by BMS, and Velsipity (etrasimod), which is an S1P receptor modulator marketed by Pfizer. With respect to VTX3232 and VTX2735, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including selnoflast, which is being developed by Roche, VENT-01 and VENT-02, which are being developed by Ventus Therapeutics, NT-0796 and NT-0249, which are being developed by Nodthera, usnoflast, which is being developed by Zydus Lifesciences, and dapansutrile, which is being developed by Olatec. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

We announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis during the fourth quarter of 2023. We intend to identify a partner or other source of nondilutive financing to support a pivotal Phase 3 trial of VTX002 in ulcerative colitis. In the first quarter of 2024, we announced positive topline results from a Phase 2 trial of our peripheral NLRP3 inhibitor VTX2735 in patients with Cryopyrin-Associated Periodic Syndrome (CAPS) and a Phase 1 trial of our novel CNS-penetrant NLRP3 inhibitor VTX3232 in adult healthy volunteers. We initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease in August 2024. We expect to report topline results from this trial in the first half of 2025. We also expect to initiate a Phase 2 trial of VTX3232 in participants with obesity and certain additional risk factors for cardiovascular disease during the fourth quarter of 2024. Topline results from this trial are anticipated in the second half of 2025. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on recurrent pericarditis. We expect to initiate a Phase 2 trial of VTX2735 in participants with recurrent pericarditis during the fourth quarter of 2024. Topline results from this trial are anticipated in the second half of 2025. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

Our net operating loss carryforwards may expire and not be used. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $30.4 million. Our U.S. federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017 are not subject to expiration under the Internal Revenue Code of 1986, as amended, or the “Code”. The deductibility of U.S. federal net operating losses arising in taxable years beginning after December 31, 2017 is limited to 80% of our current year taxable income for taxable years beginning after December 31, 2020. Additionally, our ability to use any net operating loss carryforwards to offset taxable income in the future will also be limited under Section 382 of the Code, if we undergo an “ownership change” (generally defined as a cumulative change in ownership by “5-percent shareholders” of more than 50% within a rolling three-year period).

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

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses by certain jurisdictions, possibly with retroactive effect, or other unforeseen reasons, our existing net operating losses could expire or otherwise be unavailable to offset future income tax liabilities. For example, California recently enacted legislation that limits the use of state net operating losses for tax years beginning on or after January 1, 2024 and before January 1, 2027.

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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. The Council of the European Union has adopted the global corporate 15% minimum tax as provided for in Pillar Two and directed EU member states to implement legislation enacting Pillar Two by December 31, 2023. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is possible that we will have to pay higher taxes in countries where such rules are applicable.

Our projections regarding the market opportunities for our product candidates may not be accurate, and the actual market for our products may be smaller than we estimate.

We do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained current independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend significant capital trying to obtain approval for product candidates that have an uncertain commercial market. Our projections of both the number of people who have inflammatory diseases and autoimmune disorders we are targeting, as well as the subset of people with these diseases who are in a position to receive second- or third-line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. Even if we obtain significant market share for our product candidates, because the potential target populations may be small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

As of September 30, 2024, we had 75 full-time employees, compared to 79 full-time employees as of December 31, 2023. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our product candidates are in clinical development. In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease. We expect to report topline results from this trial in the first half of 2025. We also expect to initiate a Phase 2 trial of VTX3232 in participants with obesity and certain additional risk factors for cardiovascular disease during the fourth quarter of 2024. Topline results from this trial are anticipated in the second half of 2025. During the first quarter of 2024, we also reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients. We expect to initiate a Phase 2 trial of VTX2735 in participants with recurrent pericarditis during the fourth quarter of 2024. Topline results from this trial are anticipated in the second half of 2025. In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of VTX002 in patients with moderately to severely active ulcerative colitis. We intend to identify a partner or other source of non-dilutive financing to support a pivotal Phase 3 trial of VTX002 in ulcerative colitis. We will not be able to treat patients if we cannot manufacture a sufficient quantity of VTX002, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, VTX002, VTX2735 and VTX3232 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of VTX002, VTX2735 and VTX3232 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

Patents are of national or regional effect, and although we currently have issued patents and pending applications in the United States, filing, prosecuting and defending patents on all of our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These competitor products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In addition, as of June 1, 2023, European patent applications and patents may be subject to the jurisdiction of the European Unified Patent Court (UPC). Further, European patent applications have the option, upon grant of a patent, of becoming a Unitary Patent, which is subject to the jurisdiction of the UPC. The establishment of the UPC and Unitary Patent are significant changes in European patent practice. As the UPC is an only recently established court system, there is limited precedent for the court, creating uncertainty for any litigation in the UPC. As the UPC, as a single court system, can invalidate a European patent, we, where applicable, have opted out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

Our stock price has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has been and is likely to continue to be volatile and could fluctuate widely in response to many factors, including but not limited to:

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

From September 30, 2023 until September 30, 2024, the closing price of our common stock has ranged from a low of $1.85 to a high of $31.18. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of November 4, 2024, we had 70,710,667 outstanding shares of common stock and 70,601 shares of Series A Non-Voting Convertible Preferred Stock which are convertible into 100 shares of common stock for each share of Series A Non-Voting Convertible Preferred Stock. All outstanding shares of common stock are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

Additionally, on September 23, 2024, we entered into a securities purchase agreement for a private placement with Aventis Inc. Pursuant to the securities purchase agreement, we agreed to sell to Aventis 70,601 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, at a purchase price of $3.8243 per share. The Series A Non-Voting Convertible Preferred Stock is convertible at the option of Aventis, or any subsequent holder, at any time into 100 shares of common stock for each share of Series A Non-Voting Convertible Preferred Stock. The private placement closed on September 23, 2024. On or about the date of this report, we expect to file a registration statement on Form S-3 to register the offer and resale of the shares issuable upon conversion Series A Non-Voting Convertible Preferred Stock.

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

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations (including Nasdaq rules) and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value. For example, we have issued Series A Non-Voting Convertible Preferred Stock (“Series A Preferred”) which is convertible at the option of each holder at any time into one hundred (100) shares of our common stock for each share of Series A Preferred, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. This may result in substantial dilution to holders of our common stock. In the event our board of directors approves dividends, holders of Series A Preferred are entitled to receive a dividend on each outstanding share of Series A Preferred equal to $0.0001 per share prior and in preference to any declaration or payment of any dividend on common stock during the same calendar year, other than dividends on shares of common stock payable in shares of common stock. Any declared but unpaid dividends on Series A Preferred are required to be paid in full prior to any asset distributions in the event of a liquidation.

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

As of September 30, 2024, our executive officers and directors and related entities beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), and the Exchange Act, as well as the rules of Nasdaq. These rules and regulations can significantly increase our accounting, legal, insurance, financial compliance and other costs and make some activities more time consuming. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Upon the loss of our status as an emerging growth company as of December 31, 2023, we are no longer exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting, as required. Nasdaq requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and Nasdaq requirements, significant resources and management oversight will be required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities by us during the quarter ended September 30, 2024 that were not previously reported in current reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Consulting Agreement Amendment

As previously disclosed on the Company’s Current Report on Form 8-K, filed on April 5, 2024, the Company entered into a Consulting Agreement with Christopher Krueger on April 5, 2024. On September 10, 2024, the Company entered into Amendment No. 1 to Consulting Agreement with Mr. Krueger to extend the term of the Consulting Agreement an additional six months for Mr. Krueger to continue to provide certain transition services to the Company.

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
3.3

Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated September 23, 2024).

10.1

Securities Purchase Agreement, dated September 23, 2024, by and between the Registrant and Aventis Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 23, 2024).

10.2+*	Separation and Release Agreement, dated August 30, 2024, by and between the Registrant and Martin Auster.
10.3+*	Offer Letter, dated December 1, 2022, by and between the Registrant and Roy Gonzales.
10.4+*	Offer Letter, dated July 2, 2024, by and between the Registrant and Mark Forman.
10.5+*	Consulting Agreement by and between the Registrant and Christopher Krueger, dated April 5, 2024, as amended by Amendment No. 1 to Consulting Agreement, dated September 10, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Ventyx Biosciences, Inc.

Date: November 7, 2024	By:	/s/ Roy Gonzales
Roy Gonzales, C.P.A., M.B.A.
Senior Vice President, Finance
(Interim Principal Financial and Accounting Officer and duly authorized to sign on behalf of the registrant)