Form 10-K
period 2024-12-31
Ventyx Biosciences, Inc.
filed 2025-02-27
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2024, as reported by The Nasdaq Stock Global Select Market on such date, was approximately $142.3 million. Shares of the registrant's common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 24, 2025, the registrant had 71,130,054 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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

PART I

Item 1. Business

Overview

Ventyx Biosciences is a clinical-stage biopharmaceutical company developing innovative oral therapies for patients with autoimmune, inflammatory, and neurodegenerative diseases. Our expertise in medicinal chemistry, structural biology, and immunology enables the discovery of differentiated small molecule therapeutics for conditions with high unmet medical need. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. Figure 1 shows our pipeline of current clinical programs.

We are developing a portfolio of clinical-stage small molecule inhibitors of the NOD-like receptor protein 3 (NLRP3) inflammasome, including VTX2735, our peripherally restricted NLRP3 inhibitor, and VTX3232, our CNS-penetrant NLRP3 inhibitor. Regarding VTX2735, during the first quarter of 2024, we reported positive topline results from a Phase 2 proof of concept trial in cryopyrin-associated periodic syndromes (CAPS) patients. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on recurrent pericarditis and we initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Topline results from this trial are anticipated in the second half of 2025. Regarding VTX3232, in the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2 trial of VTX3232 in participants with early Parkinson’s disease. We expect to report topline results from this trial in the first half of 2025. In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and additional risk factors for cardiovascular disease. Topline results from this trial are anticipated in the second half of 2025.

Our inflammatory bowel disease (IBD) portfolio includes tamuzimod (formerly VTX002) and VTX958. Tamuzimod is a sphingosine 1 phosphate receptor (S1P1R) modulator in development for patients with moderately to severely active ulcerative colitis (UC). In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of tamuzimod in patients with moderately to severely active UC. Furthermore, in October 2024, we announced positive results from the long-term extension of the Phase 2 trial of tamuzimod in participants with UC. Combination treatment is an emerging therapeutic concept in IBD, and we believe its efficacy and safety profile could position tamuzimod as the backbone of future combination regimens with another oral or biologic agent. We intend to identify a partner or other source of non-dilutive financing to support future development of tamuzimod in ulcerative colitis.

VTX958 is a selective allosteric tyrosine kinase type 2 (TYK2) inhibitor in Phase 2 development for the treatment of moderately to severely active Crohn’s disease. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean Crohn’s disease activity index (CDAI) score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by the simple endoscopic score for Crohn’s disease (SES-CD), an objective endpoint, and showed improvement (i.e., decrease) relative to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Based on these results, we are continuing the analysis of the Phase 2 data, including data from the 52-week treat-through LTE phase. Full analysis of the Phase 2 data is expected to inform a future development strategy for VTX958 in Crohn’s disease, including potential partnership opportunities; however, we do not anticipate committing significant internal resources to further development of VTX958.

Figure 1: Pipeline of current clinical programs

Our Competitive Strengths

We believe our drug discovery and development expertise has enabled us to discover and advance multiple small molecule product candidates from preclinical studies into clinical trials. Our extensive knowledge of the pathophysiology and biology of immunologic and neurodegenerative conditions informs our decision-making to advance the scientific and clinical path to demonstrate pharmacological activity and proof-of-concept, with the goal of achieving an efficient timeframe and cost-effective budget. The infrastructure within our discovery and development capabilities includes all aspects of the drug discovery process, such as medicinal and process chemistry, computational chemistry, structural biology, and in vitro and in vivo pharmacology. Our approach to drug discovery and development allows us to work in a seamless and simultaneous manner, rather than in sequential fashion. The key elements of our approach to discovery and development include:

▪
An iterative lead optimization approach that utilizes rational and empirical drug design, allowing for advancement of our lead compounds and delivering drug candidates with high pre-clinical potency and selectivity for our immunology targets; and
▪
Relevant screening methods that utilize human cellular assays and human whole blood for our lead optimization assays, including a biomarker-driven approach. We believe that this approach offers a highly relevant predictor of potency, efficacy and therapeutic window for our compounds in human clinical trials.

We have a diversified pipeline of product candidates, all of which we believe target large commercial markets. We intend to leverage our drug discovery and development approach and expertise to advance this pipeline, and to apply our knowledge of the inflammation and immunology market to augment our pipeline through strategic partnerships.

Our Strategy

Our goal is to become a leader in developing differentiated product candidates for autoimmune, inflammatory and neurodegenerative diseases and, ultimately, to address large commercial markets.

The key elements to achieve this strategy include:

Focusing on the identification and development of differentiated product candidates against high value, validated inflammation and immunology targets that address efficacy and safety limitations of currently approved drugs and those in development. Specifically, we intend to:

▪
Advance our portfolio of NLRP3 inhibitors through proof-of-concept trials in indications with high unmet medical need. Our lead peripheral NLRP3 inhibitor, VTX2735, is an oral, selective small molecule inhibitor of NLRP3 that is designed for the treatment of systemic inflammatory diseases, including cardiovascular conditions. During the first quarter of 2024, we reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in participants with CAPS, a group of rare autoinflammatory conditions caused by gain-of-function mutations in the NLRP3 gene. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on recurrent pericarditis. We initiated a

Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Topline results from this trial are anticipated in the second half of 2025.

In addition to VTX2735, we are developing VTX3232, a CNS-penetrant NLRP3 inhibitor, which we believe has potential therapeutic utility for the treatment of neurodegenerative diseases, such as Parkinson’s disease, Alzheimer’s disease, amyotrophic lateral sclerosis and multiple sclerosis, as well as cardiometabolic disease in which central nervous system (CNS) dysregulation is implicated. In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2 trial of VTX3232 in participants with early Parkinson’s disease. We expect to report topline results from this trial in the first half of 2025. In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and additional risk factors for cardiovascular disease. Topline results from this trial are anticipated in the second half of 2025.

▪
Maximize the value of our late-stage inflammatory bowel disease portfolio, including tamuzimod and VTX958. Tamuzimod is an oral, selective, peripherally restricted S1P1R modulator. During the fourth quarter of 2023, we reported positive topline results from a Phase 2 trial of tamuzimod in patients with moderately to severely active ulcerative colitis. Furthermore, in October 2024, we announced positive results from the long-term extension of the Phase 2 trial of tamuzimod in participants with UC. Combination treatment is an emerging therapeutic concept in IBD, and its efficacy and safety profile could position tamuzimod as the backbone of future combination regimens with another oral or biologic agent. We intend to identify a partner or other source of non-dilutive financing to support future development of tamuzimod in ulcerative colitis.

Our oral TYK2 inhibitor, VTX958, is designed to have high selectivity for TYK2 without detectable inhibition of other JAK isoforms, potentially allowing VTX958 to avoid toxicities associated with these targets. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean Crohn’s disease activity index (CDAI) score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by the simple endoscopic score for Crohn’s disease (SES-CD), an objective endpoint, and showed improvement (i.e., decrease) relative to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Based on these results, we are continuing the analysis of the Phase 2 data, including data from the 52-week treat-through LTE phase. Full analysis of the Phase 2 data is expected to inform a future development strategy for VTX958 in Crohn’s disease, including potential partnership opportunities; however, we do not anticipate committing significant internal resources to further development of VTX958.

Pursuing efficient and informed development of product candidates by fully leveraging the capabilities of our internal small molecule discovery engine and development infrastructure.

All of our pipeline candidates have been discovered and developed by members of our management team, each of whom has deep industry experience, while serving both at Ventyx and at companies that were later acquired by Ventyx, including Dr. Raju Mohan, our chief executive officer. Our goal is to continue to leverage this infrastructure and expertise as we identify new, validated and high -priority inflammatory and immune disease candidates to continue building our pipeline portfolio and advancing new candidates through preclinical and into clinical development.

Entering into strategic partnerships with the opportunity to expand our programs to maximize worldwide commercial potential of our product candidates.

All of our pipeline candidates have been discovered and developed by members of our management team while serving both at Ventyx and at companies that were later acquired by Ventyx. As a result, we currently hold worldwide rights to each product candidate. We may opportunistically evaluate and enter into strategic partnerships around certain product candidates, targets, geographies, or disease areas to expand the potential of our product candidates around the world. For example, in September 2024, we announced the receipt of a $27.0 million strategic investment from Aventis, Inc., a wholly-owned subsidiary of Sanofi (together with Aventis Inc., “Sanofi”) in exchange for an exclusive right of first negotiation for our CNS-penetrant NLRP3 inhibitor, VTX3232. We plan to continue to evaluate opportunities, including potential partnership or licensing transactions, to maximize the value of our development pipelines.

Our Product Candidates

NLRP3 Inhibitor Portfolio - VTX2735 and VTX3232

The NLRP3 Inflammasome

Inflammasomes are multi-protein complexes that sense molecular hallmarks of infection or cellular injury and initiate an appropriate immune response. Activation of inflammasomes is tightly regulated and requires two signals: a priming signal via toll-like or other receptors that signal through NF-κB to increase the transcription and translation of inflammasome family members and pro-IL-1β, and an activating signal that induces the assembly and activation of inflammasomes.

We are harnessing the therapeutic potential of innate immune modulation with an initial focus on the NLRP3 inflammasome, one of the most widely studied members of the inflammasome family. Detection of these stimuli triggers formation of the NLRP3 inflammasome, a large cytoplasmic multimolecular complex that serves to activate caspase 1. Upon activation, caspase 1 cleaves inactive pro-IL-1β into IL-1β. It also cleaves other IL-1 family cytokines, converting inert pro-IL-18 to active IL-18. Caspase 1 also can initiate a cell death process, called pyroptosis, that rapidly releases inflammatory mediators, including, but not limited to, mature IL-1β and IL-18 (Figure 2). These inflammatory mediators recruit additional immune cells that are important to eradicate infection or cellular injury. However, this feed forward loop, when dysregulated, also forms the basis of many auto-inflammatory diseases.

Figure 2: Activation of the NLRP3 Inflammasome

Rationale for Targeting NLRP3

NLRP3 is known to be activated by a range of non-infectious tissue damage signals associated with injury, aging, physical inactivity and obesity. Aberrant NLRP3 activation is implicated in a range of autoimmune, metabolic and neurodegenerative diseases, including systemic (i.e., cardiovascular (CV), dermatologic and rheumatic) diseases and central nervous system (CNS) diseases (i.e., Parkinson’s disease, Alzheimer’s disease, multiple sclerosis, and others) (Figure 3). Although several biologics targeting the downstream cytokine IL-1β have been approved for treatment of autoimmune diseases (such as CAPS, Familial Mediterranean Fever, Still’s disease and juvenile idiopathic arthritis), we believe direct targeting of NLRP3 with an oral agent may have efficacy and safety advantages over these currently approved biologics.

Figure 3: Potential indications for NLRP3 inflammasome inhibitors

While the NLRP3 inflammasome historically has been a challenging drug target, the therapeutic potential of NLRP3 inhibitors in autoimmune disease has been validated by clinical and preclinical data and genetic evidence generated by third parties. Several clinical therapies targeting NLRP3-dependent cytokine IL-1β have been approved, providing validation for its role in a broad range of inflammatory disorders. Approved therapies include Ilaris (canakinumab) for the treatment of Still’s disease, multiple periodic fever syndromes (including CAPS), and gout flares, Kineret (anakinra) for the treatment of Neonatal onset multisystem inflammatory disease (NOMID) and deficiency of IL-1 Receptor Antagonist (DIRA), as well as rheumatoid arthritis, and Arcalyst (rilonacept) for the treatment of CAPS and recurrent pericarditis. However, the therapeutic window of IL-1 antibodies may be limited by an increased risk of serious infections.

An NLRP3 inhibitor may be less immunosuppressive and better tolerated than an anti-IL-1β therapy because (a) other pathogen-recognizing inflammasomes can be engaged to produce IL-1β, and (b) risk of infection may be lower as the effects of a small molecule therapy are easily reversible upon discontinuation of therapy (hours to days) compared to an antibody, which clears the body very slowly (days to weeks). We believe that daily oral dosing with a small molecule NLRP3 inhibitor may also be preferable to parenteral administration for patients suffering from a range of chronic inflammatory diseases.

In addition, preclinical data have linked NLRP3 activation to over 20 diseases resulting from aberrant inflammation. The most widely used NLRP3 inhibitor reference molecule, MCC950, which has been the starting point for a number of drug discovery programs, suggests efficacy in a wide range of murine disease models that are NLRP3-dependent. Moreover, NLRP3 has been shown to be over-expressed and activated in tissues from patients suffering from a wide range of inflammatory diseases. Finally, gain-of-function mutations in the NLRP3 gene are associated with orphan inflammatory diseases, including CAPS, providing a genetic rationale for NLRP3 inhibition.

VTX2735: Peripherally Restricted NLRP3 Inhibitor

VTX2735 is our lead peripherally restricted NLRP3 inhibitor designed for the treatment of systemic inflammatory diseases, such as cardiovascular, dermatologic and rheumatic diseases. VTX2735 inhibits NLRP3 with an IC50 of approximately 80 nM in human whole blood as assessed via lipopolysaccharide (LPS)- and adenosine triphosphate (ATP)-induced IL-1β production. The in vitro potency of VTX2735 is greater than first-generation NLRP3 inhibitors, such as MCC950 (Table 1). Furthermore, VTX2735 demonstrated in vitro activity and dose-dependent reductions of IL-1β release in cells from patients with CAPS, a rare inflammatory autoimmune disease characterized by activating NLRP3 mutations.

Table 1: Comparison of in vitro potency of VTX2735 and MCC950 (Ventyx data)

In Vitro Cellular Model	IL-1ß IC50
	VTX2735	MCC950
Mouse Bone Marrow-Derived Macrophages	6 nM	18 nM
Human Monocytes	2 nM	9 nM
Human Whole Blood	80 nM	407 nM
CAPS Patient Monocytes	14-166 nM	>10,000 nM

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

Pharmacokinetic (PK) and Pharmacodynamic (PD) Effects

In healthy volunteers, VTX2735 demonstrated a dose-linear PK profile, with drug exposures increasing proportionately with dose. Drug exposures also correlated with markers of target engagement as evidenced by strong PD activity in ex vivo LPS-plus ATP-mediated IL-1ß release assays from subject-derived plasma samples from both the SAD and MAD parts of the trial. VTX2735 demonstrated robust dose-related suppression of induced pro-inflammatory cytokine IL-1ß release (Figure 4) relative to placebo. VTX2735 also demonstrated reduction from baseline in high sensitivity C-reactive protein (hsCRP) concentrations.

Figure 4: Dose and Concentration-Dependent Suppression of IL-1ß Ex Vivo

Phase 2 Trial of VTX2735 in CAPS Patients

Based on these positive Phase 1 results, we initiated a Phase 2 proof-of-concept trial for VTX2735 in CAPS patients in the first quarter of 2023. CAPS represents a group of rare autoinflammatory conditions caused by gain-of-function mutations in the NLRP3 gene. This trial enrolled patients with familial cold autoinflammatory syndrome (FCAS), the most common subset of CAPS.

Following a screening and washout period, in which participants discontinued standard-of-care IL-1 therapies, VTX2735 was administered twice daily for a 14-day treatment period (treatment period 1). Participants then advanced to a 14-day treatment withdrawal period, allowing disease activity to flare, before continuing to a second 14-day treatment period with VTX2735 (treatment period 2) (Figure 5). The trial enrolled seven participants. Five participants completed the trial, while two participants withdrew consent after treatment period 1.

Figure 5: Design of the VTX2735 Phase 2 CAPS Trial

During the first quarter of 2024, we reported positive topline results from the Phase 2 trial of VTX2735 in CAPS. Treatment with VTX2735 led to significant reductions in disease activity, as assessed by the key symptom score (KSS, a daily average of five symptom scores) and patient-reported general well-being (Figure 6).

Figure 6: Impact of VTX2735 on Measures of Disease Activity

Reductions in disease activity were associated with consistent decreases in NLRP3-related biomarkers, including the pleiotropic inflammatory cytokine IL-6, which is downstream of NLRP3-induced IL-1β. IL-6 induces various acute phase reactant proteins, including the inflammatory marker high sensitivity C-reactive protein (hsCRP) and the acute phase protein serum amyloid A (SAA). In addition to reductions in IL-6, treatment with VTX2735 resulted in reductions in hsCRP and SAA, demonstrating potent suppression of NLRP3-dependent inflammatory pathways, consistent with observed reductions in symptom burden (Figure 7).

Figure 7: Impact of VTX2735 on NLRP3-related Biomarkers

VTX2735 was well-tolerated in the Phase 2 trial in CAPS patients. All adverse events were categorized as mild or moderate and resolved without treatment interruption. We believe these Phase 2 results establish compelling proof of concept for VTX2735 in a disease state driven by direct gain of function mutations in the NLRP3 gene, resulting in aberrant activation of the NLRP3 inflammasome.

These encouraging Phase 2 proof of concept data support advancing the development of VTX2735 for the treatment of a range of systemic inflammatory conditions, including cardiovascular, rheumatic and dermatologic diseases. Based on an assessment of biologic rationale and unmet medical need, we have elected to prioritize development VTX2735 for the treatment of cardiovascular diseases, with an initial focus on recurrent pericarditis.

Advancing VTX2735 for the Treatment of Cardiovascular Diseases

Disorders affecting the heart and blood vasculature are generally referred to as cardiovascular (CV) diseases, and include atherosclerosis, acute myocardial infarction, heart failure, pericarditis, and others. These diseases have a recognized inflammatory component, and activation of the NLRP3 inflammasome with the resultant production of IL-1β and IL-18 has been directly linked to the pathogenesis of these diseases. For example, low dose colchicine, a non-specific NLRP3 inhibitor as well as an inhibitor of microtubule polymerization was approved in June 2023 for reducing CV events (myocardial infarction, stroke, coronary revascularization, and CV death) in adults with established atherosclerotic disease or with multiple risk factors for CV disease. In addition, several studies have demonstrated the efficacy of colchicine in the treatment of acute and recurrent pericarditis, and, as discussed below, colchicine is a first line treatment for pericarditis. Furthermore, late-stage clinical trials targeting cytokines that are released downstream of NLRP3 activation have demonstrated clear therapeutic benefit to patients with CV disease, including:

▪
The Phase 3 CANTOS trial of canakinumab, which established the efficacy of anti-IL-1β therapy in the reduction of major adverse cardiovascular event (MACE) risk, with associated decreases in key inflammatory biomarkers including IL-6 and hsCRP (downstream of NLRP3 and IL-1β).
▪
The Phase 2 RESCUE trial of ziltivekimab, which demonstrated that anti-IL-6 therapy effectively lowered hsCRP in patients with substantial cardiovascular risk. The subsequent impact on MACE risk is currently under evaluation.

Canakinumab, ziltivekimab, and other cytokine-targeted therapies are injectable macromolecules. Small molecule NLRP3 inhibitors provide an effective, safe, and convenient oral option for reducing the risk of CV disease across these large patient populations by acting upstream of IL-1β and IL-18 production.

VTX2735 in Recurrent Pericarditis

We have selected recurrent pericarditis as the initial CV indication for VTX2735. Recurrent pericarditis (RP) is a rare, debilitating autoinflammatory condition affecting approximately 40,000 patients in the U.S. alone. The inflammatory process in RP is characterized by IL-1α/β release (indirectly and directly downstream of NLRP3, respectively), driving inflammation in the pericardium, the fluid-filled sac surrounding the heart. Patients who experience a subsequent pericarditis flare more than four weeks after resolution of the first pericarditis episode are considered to have recurrent disease.

Symptoms of RP include debilitating chest pain, shortness of breath, fever and swelling, among others. Standard of care early-line therapy consists of nonsteroidal anti-inflammatory drugs (NSAIDs), corticosteroids, and colchicine, which binds tubulin and is believed to be an indirect inhibitor of NLRP3 inflammasome activation (Figure 8).

Figure 8: Recurrent Pericarditis Treatment Paradigm

Arcalyst (rilonacept), an injectable IL-1α/β cytokine trap, became the first FDA-approved therapy for RP in 2021, providing validation for the anti-IL-1α/β approach in RP. Arcalyst generated $416 million in net sales in 2024, its third full year of commercial availability, evidencing a large and growing recurrent pericarditis market that is expected to surpass $1.2 billion in Arcalyst annual sales alone by 2030 (Figure 9).

Figure 9: Arcalyst Annual Net Sales

A peripheral NLRP3 inhibitor such as VTX2735 may be an effective therapy for the treatment and prevention of RP, offering a safe, oral option for patients living with RP. We believe that the availability of a convenient oral therapy such as VTX2735 may further expand the addressable market in RP.

Phase 2 Trial of VTX2735 in Recurrent Pericarditis

In January 2025, we initiated an open-label Phase 2 trial of VTX2735 in participants with RP. The trial is expected to enroll approximately 30 patients with acute symptoms of recurrent pericarditis (pain, elevated hsCRP) despite standard therapy (NSAIDs, colchicine and/or corticosteroids).

Key endpoints include safety, change from baseline in hsCRP, and change from baseline in the numerical rating scale (NRS) pain score. Participants meeting eligibility criteria will receive VTX2735 150 mg BID for a 6-week primary open-label treatment period. At the conclusion of the primary treatment period, participants meeting criteria for continuation (defined as a reduction in pain, hsCRP, and/or echographic effusion) will be eligible for an additional 7-week open-label extension period (Figure 10).

Figure 10: Phase 2 Trial of VTX2735 in Recurrent Pericarditis

Topline results from the Phase 2 trial of VTX2735 in RP are expected in the second half of 2025. In addition to RP, we continue to evaluate other CV and systemic inflammatory conditions for future development of VTX2735. We are also developing a modified-release formulation for VTX2735, which we expect to support once-daily oral dosing in future clinical trials of VTX2735.

CNS-Penetrant NLRP3 Inhibitor VTX3232

In addition to our peripheral NLRP3 inhibitor VTX2735 for systemic conditions, our portfolio of NLRP3 compounds includes VTX3232, a CNS-penetrant NLRP3 inhibitor with potential therapeutic utility for the treatment of Parkinson’s disease, Alzheimer’s disease, amyotrophic lateral sclerosis, and MS, among others, based on preclinical and clinical evidence underscoring the pathogenic role of NLRP3 in these neurodegenerative diseases. NLRP3 inhibition in the CNS may also have therapeutic utility in cardiometabolic diseases, including obesity, in which chronic NLRP3-mediated inflammation has been observed both in the periphery and in the CNS, specifically in the hypothalamus, that regulates appetite and food intake.

We optimized the activity of our lead series of CNS-penetrant compounds for NLRP3 inhibition in various assays. In addition to in vitro activity in cellular assays, we profiled the compounds for CNS penetration by pharmacokinetic data in the mouse and in the rat. The brain and plasma concentrations in these studies were measured at various time points when dosed orally to determine the optimal pharmacokinetic profile for a CNS-penetrant NLRP3 inhibitor.

VTX3232 inhibits NLRP3 with an IC50 of approximately 15 nM in human whole blood as assessed via lipopolysaccharide (LPS)- and adenosine triphosphate (ATP)-induced IL-1β production (Figure 11). VTX3232 exhibits near equal partitioning between the CNS and the periphery, with a human unbound brain-to-plasma partition coefficient (Kp,uu) of 0.5 observed in a Phase 1 trial in healthy volunteers. We believe these data represent an optimal in vivo profile for a CNS-penetrant NLRP3 inhibitor, allowing potent inhibition of NLRP3-mediated pathways in both the central and peripheral compartments.

Figure 11: In Vitro, In Vivo and Pharmaceutic Profile of VTX3232

Phase 1 Trial of VTX3232 in Healthy Volunteers

In June 2023, we initiated a Phase 1 single and multiple ascending dose trial in healthy volunteers to assess the safety, pharmacokinetics and pharmacodynamics of VTX3232. The trial explored single doses of VTX3232 up to 80 mg and repeat doses up to 40 mg QD, and included dose cohorts with serial cerebrospinal fluid (CSF) sampling to assess drug exposure in the CNS. We reported positive topline results from the Phase 1 trial during the first quarter of 2024.

Safety and Tolerability

VTX3232 was well-tolerated in the SAD and MAD portions of the Phase 1 trial. All treatment-emergent adverse events were assessed mild or moderate in intensity, and no dose-limiting toxicities were identified.

Pharmacokinetic Profile in Plasma and CSF

In healthy volunteers, VTX3232 exhibited a dose-related, linear pharmacokinetic profile in plasma, with a terminal half-life of approximately 17 hours supporting convenient once-daily oral dosing. Repeat doses 3 mg QD and higher achieved plasma concentrations above the IC50 over 24 hours as measured via an ex vivo human whole blood IL-1β assay (Figure 12).

Figure 12: PK Profile of VTX3232 in Plasma – Phase 1 SAD and MAD

VTX3232 also exhibited a dose-related, linear PK profile in cerebrospinal fluid samples from healthy volunteers. Repeat doses of 40 mg QD achieved trough concentrations (i.e., 24 hours postdose) greater than IC90 in CSF, as measured via an ex vivo IL-1β assay in human peripheral blood mononuclear cells (PBMCs), a proxy for microglia cells in the CNS (Figure 13).

Figure 13: Matched Plasma and CSF Exposure of VTX3232 – Phase 1 MAD

Based on PK data from the Phase 1 SAD and MAD trial of VTX3232 in healthy volunteers, exposure modelling predicts steady-state trough concentrations above the IL-1β IC90 in both the CSF and plasma at doses of approximately 12 mg QD and higher.

Pharmacodynamic Profile

In the Phase 1 trial, VTX3232 demonstrated a robust, dose-dependent pharmacodynamic effect in an ex vivo IL-1β assay. Treatment with VTX3232 was also associated with robust, dose-dependent reductions in inflammatory biomarkers downstream of NLRP3-mediated IL-1β release, including IL-6 and hsCRP, in both plasma and CSF samples (Figure 14).

Figure 14: Impact of VTX3232 on Inflammatory Biomarkers – Phase 1 MAD

We believe the Phase 1 data for VTX3232 demonstrate a potential novel therapeutic profile for a CNS-penetrant NLRP3 inhibitor, including robust pharmacodynamic activity providing comprehensive target coverage at low doses. Based on these positive data, we are initially developing VTX3232 for the treatment of Parkinson’s disease and cardiometabolic diseases, including obesity.

VTX3232 in Parkinson’s Disease

Chronic inflammation in the brain is increasingly understood as a major contributor to the progressive neuronal loss that defines neurodegenerative diseases, and compelling preclinical and clinical data support NLRP3 as a potential trigger for the inflammatory process. NLRP3 is activated in the CNS by stimuli including but not limited to acute inflammatory trauma as in traumatic brain injury (TBI) and stroke, by an autoimmune-mediated trigger in multiple sclerosis (MS), and in response to an accumulation of misfolded or aggregated proteins in the brain of Alzheimer’s (amyloid-β) and Parkinson’s patients (α-synuclein).

Parkinson’s disease is the second most common neurodegenerative disease in the US, affecting approximately 1 million people, with no approved disease-modifying therapies available. Evidence is growing that the misfolded α-synuclein protein, the accumulation of which is one of the defining pathological features of PD, directly activates the NLRP3 inflammasome in microglia within the CNS, to drive neuroinflammation and ultimately neuronal damage and degeneration.

Parkinson’s disease patients have upregulated NLRP3 expression in the brain and higher levels of NLRP3-derived cytokines (e.g. IL-1β, IL-18). In multiple animal models of Parkinson’s disease, NLRP3 inhibition reduces motor symptom severity, inflammatory microglial activation, and dopaminergic neuron loss. Thus, NLRP3 inhibition represents a potential novel mechanism for disease modification in Parkinson’s disease that may preserve neuronal function and prevent the onset or progression of clinical symptoms associated with the disease.

Based on the robust body of evidence implicating NLRP3-mediated neuroinflammation in the pathogenesis of Parkinson’s disease, we initiated a Phase 2 biomarker trial of VTX3232 in participants with early Parkinson’s disease in August 2024.

Phase 2 Biomarker Trial of VTX3232 in Early Parkinson’s Disease

The Phase 2 trial of VTX3232 in early Parkinson’s disease is expected to enroll approximately ten participants with early Parkinson’s disease. Participants meeting eligibility criteria will receive VTX3232 40 mg QD for a 28-day open-label treatment period (Figure 15).

Figure 15: Design of the Phase 2 Trial of VTX3232 in Early Parkinson’s Disease

Key endpoints include safety, change in NLRP3-related inflammatory biomarkers in the plasma and CSF (including IL-1β, hsCRP, IL-6 and others), and change in disease-relevant biomarkers in the plasma and CSF (including NfL, sTREM2, GFAP and others). The trial will also measure the impact of VTX3232 on microglial inflammation via exploratory neuroimaging (TSPO-PET).

We believe these outcome measures may provide early evidence in support of the therapeutic hypothesis that NLRP3 inhibition in the CNS may lead to disruption of Parkinson’s disease pathology. We expect to report topline results from this Phase 2 trial in the first half of 2025.

VTX3232 in Obesity and Obesity-Related Cardiometabolic Diseases

Obesity occurs when energy homeostasis is disrupted. Under normal conditions, adipose tissue closely communicates with the brain to maintain energy homeostasis and body weight by secreting a variety of humoral factors, called adipokines. The brain, particularly the hypothalamus, senses and integrates these signals and maintains energy balance by controlling feeding behavior and energy expenditure. Chronic low-grade inflammation is observed in subjects with obesity, both peripherally in adipose tissues and liver and centrally in the hypothalamus.

Cardiometabolic disease refers to the complex set of pathologies, symptoms, and elevated risk factors that are all driven by an underlying perturbation in the homeostasis of energy signaling and body composition. Processes that become dysregulated include insulin signaling, lipid metabolism, energy utilization, and inflammation, and affect multiple organs including the brain, liver, gastrointestinal system, and adipose tissue with profound clinical implications for CV disease, diabetes, metabolic dysfunction-associated steatohepatitis (MASH), and chronic kidney disease (CKD).

Inflammasomes have emerged as a critical link between metabolism and inflammation, and activation of the NLRP3 inflammasome and subsequent release of pro-inflammatory cytokines IL-1β and IL-18 has been well documented in the pathogenesis of metabolic diseases. For example, NLRP3 is activated by cholesterol crystals in atherosclerosis, uric acid crystals in gout, and saturated fatty acids in inflammatory liver diseases like metabolic dysfunction-associated steatotic liver disease (MASLD) and MASH. NLRP3 inhibitors are a promising new approach to addressing the chronic inflammation underlying cardiometabolic diseases, which affect 20-25% of the general population.

In mice, NLRP3 deficiency has been broadly demonstrated as protective against diet-induced obesity (DIO) and associated pathologies. Furthermore, our internal preclinical studies have demonstrated that VTX3232 lowers food intake, body weight and body weight gain in diet-induced obese mice (Figure 16). This effect is additive in combination with the GLP-1 receptor agonist, semaglutide, and is associated with reductions in obesity-associated inflammatory markers both in the peripheral circulation and in the brain, including IL-1β, IL-6 and fibrinogen.

Figure 16: Body Weight Change in VTX3232 Mouse Diet-Induced Obesity Model

In mouse DIO models, treatment with VTX3232 is also associated with improved markers of metabolic function, including decreased cholesterol, triglycerides, insulin resistance, and HbA1c, suggesting potential for broad metabolic benefits with NLRP3 inhibition.

These and other emerging preclinical data implicate NLRP3-mediated neuroinflammation in the control of feeding behavior in obesity and suggest that systemic NLRP3 inhibition may be associated with a range of cardiometabolic benefits. Based on this emerging body of evidence, we initiated a Phase 2 trial of VTX3232 in participants with obesity and additional CV risk factors in December 2024.

Phase 2 Trial of VTX3232 in Participants with Obesity and Additional Cardiovascular Risk Factors

The randomized, double-blind Phase 2 trial of VTX3232 in participants with obesity and additional CV risk factors is designed to assess the impact of VTX3232 on body weight and body composition, inflammatory biomarkers, and a broad panel of metabolic markers when dosed as monotherapy and in combination with semaglutide (Figure 17).

The trial is expected to enroll approximately 160 participants randomized to one of four groups for a 12-week primary treatment period: monotherapy placebo, monotherapy VTX3232 (30 mg QD), combination semaglutide + placebo, or combination semaglutide + VTX3232 (30 mg QD) (Figure 17).

Figure 17: Design of the Phase 2 Trial of VTX3232 in Participants with Obesity and Additional Cardiovascular Risk Factors

Key endpoints include safety and change in hsCRP. The trial also includes a panel of exploratory endpoints, including biomarkers of inflammation and cardiometabolic disease, weight change, and imaging to assess body composition and liver fat. Topline results are expected in the second half of 2025. Data from the Phase 2 trial are expected to inform future development of our NLRP3 inhibitors in cardiometabolic diseases.

Tamuzimod (Sphingosine 1 Phosphate Receptor (S1P1R) Modulator)

Overview of Tamuzimod (formerly VTX002)

Tamuzimod is an oral, selective, peripherally restricted S1P1R modulator, that is being developed for the treatment of UC. S1P1 signaling has been identified as a key regulator of lymphocyte migration from lymph nodes into circulation. The blockade of this axis is a validated therapeutic approach to control aberrant leukocyte migration into the mucosa in IBD.

In a Phase 1 trial in healthy volunteers, tamuzimod demonstrated a dose-dependent and steady-state reduction in absolute lymphocyte counts of up to 65%. Reduction in absolute lymphocyte counts is an established biomarker for S1P1-mediated pharmacodynamic effects that correlates with efficacy as demonstrated in multiple Phase 2 and Phase 3 trials conducted by third parties. In this trial in healthy adults, tamuzimod was well tolerated with no serious adverse events.

During the fourth quarter of 2023, we reported positive topline results from a Phase 2 trial of tamuzimod in patients with moderately to severely active UC. Tamuzimod 60 mg achieved the primary endpoint of clinical remission with a high rate of complete endoscopic remission, and demonstrated an excellent safety and tolerability profile. In October 2024, we announced positive results from the long-term extension of the Phase 2 trial with high rates of clinical and endoscopic remission among long-term extension completers at week 52.

While tamuzimod achieved high rates of clinical and endoscopic remission, a therapeutic ceiling may have been reached with monotherapies. Combination treatment is an emerging therapeutic concept in IBD, and its efficacy and safety profile could position tamuzimod as the backbone of future combination regimens with another oral or biologic agent. We intend to identify a partner or other source of non-dilutive financing to support future development of tamuzimod in UC. At this time, we do not intend to commit significant additional internal capital to the advancement of this program.

Overview of IBD

IBD is a complex disease with many contributing factors, including genetic, environmental and immunologic. Ulcerative colitis and Crohn’s disease (CD) are the two most common forms of IBD. Both UC and CD are chronic, relapsing, remitting, inflammatory conditions of the GI tract that begin most commonly during adolescence and young adulthood. UC involves the innermost lining of the large intestine, and symptoms include abdominal pain and diarrhea, frequently with blood and mucus. CD can affect the entire thickness of the bowel wall and all parts of the GI tract from mouth to anus. CD symptoms include abdominal pain, diarrhea and other systemic symptoms, such as weight loss, nutritional deficiencies and fever.

Rationale for Targeting S1P1R

S1P1R is a clinically validated target, as evidenced by the approval of BMS’ Zeposia (ozanimod) for UC and multiple sclerosis (MS), Novartis’ marketed therapies for MS, Mayzent (siponimod) and Gilenya (fingolimod), Johnson & Johnson’s Ponvory (ponesimod) for MS, and, most recently, the FDA approval of Pfizer’s Velsipity (etrasimod) for UC. S1P1R is a member of the sphingosine 1-phosphate receptor family of G protein coupled receptors (GPCRs). S1P1R is highly expressed on lymphocytes associated with the underlying inflammation of autoimmune diseases.

S1P1R modulation causes selective and reversible retention, or sequestration, of circulating white blood cells (lymphocytes) in peripheral lymphoid tissue (such as the lymph nodes) and in the thymus. The sequestration of lymphocytes is achieved by modulating cell migration patterns (known as lymphocyte trafficking), specifically preventing self-targeting, or autoreactive, lymphocyte migration to areas of disease inflammation, which is a major contributor to autoimmune diseases, including UC (Figure 18).

Figure 18: S1P1R modulation results in sequestration of lymphocytes, ameliorating lymphocyte-driven autoimmune diseases

Competition and Limitations of Current S1P1R Modulators for IBD

In May 2021, ozanimod became the first S1P1R modulator approved for the treatment of UC. In top-line results from a 645-patient, Phase 3 trial in UC, ozanimod showed moderate clinical efficacy with 18.4% of UC patients taking ozanimod achieving clinical remission compared to 6.0% of patients taking placebo. In March 2022, Pfizer announced results of two Phase 3 trials with etrasimod in UC, demonstrating a placebo-adjusted clinical remission rate (induction) of 19.6% in one trial and 9.7% in the other. Etrasimod (Velsipity) was approved by the FDA for the treatment of UC in October 2023. Most predecessor S1P1R modulator compounds were developed as treatments for MS and, thus, have high CNS penetration. We believe that this property may contribute to efficacy in MS, but is not desirable in IBD. The clinical safety and efficacy profile of these compounds may be limited by issues, such as hepatotoxicity; inability to dose to the upper end of the tolerated dose range, and therefore suboptimal pharmacodynamic effect; longer half-life in humans (for compounds with active circulating metabolites, such as ozanimod); and bradycardia (on-target first-dose reduction in heart rate, which can be mitigated by dose titration as we have demonstrated in our clinical trials).

Our Solution: Tamuzimod

Tamuzimod is an oral, selective peripherally restricted S1P1R modulator with no detectable activity against the S1P2 and S1P3 receptors, which are associated with cardiovascular and pulmonary risks (Figure 19). Tamuzimod has very low CNS penetration and ocular distribution which, we believe, may reduce the risk of serious complications of S1P1 modulation in CNS, including macular edema.

Figure 19: Tamuzimod selectivity profile

In our Phase 1 trial, tamuzimod was well-tolerated with no serious adverse events or notable safety findings. In the therapeutic active dosing range tested, tamuzimod showed dose-dependent steady-state reduction in absolute lymphocyte count of up to 65% which we believe is strongly predictive of likely clinical effect in UC and potentially other conditions. In addition, we established a dose titration schedule in the Phase 1 MAD trial to mitigate known first-dose heart rate effects associated with this class of drugs.

Tamuzimod’s wide therapeutic index allows us to explore the upper end of the dosing range, which may translate into clinical efficacy in certain indications. Tamuzimod has a half-life of 20 hours and no long-acting active metabolites, which enables a rapid onset of action and rapid recovery from pharmacologic activity compared to other S1P1R modulators, such as ozanimod.

Specifically, ozanimod’s activity is achieved largely through circulating active metabolites, which have an effective half-life of around 11 days (compared to a half-life of approximately 21 hours for ozanimod itself). This extended circulating half-life may lead to a slower time of onset of pharmacologic activity, and potentially a longer time to achieve maximal efficacy. In addition, the extended circulating half-life may introduce potential safety risk in the event of a serious infection because lymphocyte counts may take longer to rebound to normal circulating levels than with a shorter-acting agent, such as tamuzimod.

We believe tamuzimod has the potential to be a modulator of S1P1R in multiple, large autoimmune diseases. In addition to UC and MS, S1P1R modulators have previously been evaluated through Phase 2 studies in CD.

Summary of Tamuzimod Phase 2 Clinical Data in Ulcerative Colitis

The Phase 2 trial of tamuzimod was a 13-week, randomized, double-blind, placebo-controlled, dose-ranging trial evaluating the efficacy and safety of two oral doses of tamuzimod (30 mg and 60 mg once daily) in patients with moderately to severely active UC (Figure 20). The primary endpoint was the proportion of patients achieving clinical remission at Week 13 as defined by the modified Mayo Clinic Score. Secondary endpoints included endoscopic, histologic, and symptomatic outcome measures.

Figure 20: Design of the Tamuzimod Phase 2 Trial in Ulcerative Colitis

At week 13, 28% of patients on the tamuzimod 60 mg dose and 24% of patients on the tamuzimod 30 mg dose achieved the primary endpoint of clinical remission compared to 11% of patients on placebo (Figure 21). A strong, dose-dependent treatment effect was also observed on the secondary endpoint of endoscopic improvement (Mayo endoscopic subscore ≤1), with 37% of patients on tamuzimod 60 mg and 32% of patients on tamuzimod 30 mg achieving endoscopic improvement, compared to 16% of patients on placebo.

Figure 21: Tamuzimod Phase 2 Clinical Remission (Primary Endpoint) and Endoscopic Improvement Results

In addition to clinical remission and endoscopic improvement, treatment with tamuzimod resulted in a high rate of complete endoscopic remission, defined as a Mayo endoscopic subscore of 0. Achievement of complete endoscopic remission is a consensus aspirational treatment goal that is associated with improved long-term patient outcomes. At week 13, 29% of patients on tamuzimod 60 mg and 21% of patients on tamuzimod 30 mg achieved complete endoscopic remission, compared to 7% of patients on placebo. We believe the high rate of endoscopic remission achieved by tamuzimod, combined with the highly competitive rate of clinical remission, underpins a potential novel therapeutic efficacy profile for an oral S1P1R modulator in moderately to severely active UC.

Figure 22: Tamuzimod Phase 2 Endoscopic Remission Results vs. Competitor Agents

Tamuzimod was well tolerated in both the 30 mg and 60 mg dose cohorts, with no treatment-related serious adverse events observed. There were no serious or opportunistic infections, and no instances of atrioventricular block, bradycardia, or macular edema were observed.

In October 2024, we announced positive results from the long-term extension of the Phase 2 trial of tamuzimod in participants with UC. Maintenance treatment with tamuzimod was well-tolerated for up to 52 weeks and was associated with high rates of clinical and endoscopic remission at Week 52 (Figure 23). Specifically, at week 52, 50% of patients on the tamuzimod 60 mg dose or tamuzimod 30 mg dose achieved clinical remission compared to 11% of patients on placebo (Figure 23). On the secondary endpoint of endoscopic improvement (Mayo endoscopic subscore ≤1), 46% of patients on tamuzimod 60 mg and 44% of patients on tamuzimod 30 mg achieved endoscopic improvement, compared to 18% of patients on placebo. We believe these data continue to support the efficacy and safety profile of tamuzimod in ulcerative colitis.

Figure 23: Tamuzimod Phase 2 Long-term Extension (LTE) Results at Week 52

While tamuzimod achieved high rates of clinical and endoscopic remission, a therapeutic ceiling may have been reached with monotherapies. Combination treatment is an emerging therapeutic concept in IBD, and its efficacy and safety profile could position tamuzimod as the backbone of future combination regimens with another oral or biologic agent. We intend to identify a partner or other source of non-dilutive financing to support future development of tamuzimod in UC. At this time, we do not intend to commit significant additional internal capital to the advancement of this program.

VTX958 (Tyrosine Kinase Type 2 (TYK2) Inhibitor)

Overview of VTX958

VTX958 is an oral, selective clinical-stage inhibitor of TYK2, an intracellular signaling kinase in the JAK family that regulates chronic inflammation in immune-mediated diseases. In preclinical studies, VTX958 inhibited only TYK2 and avoided inhibition of other related members of the JAK family (JAK1, JAK2, and JAK3). The inhibition of JAK1, JAK2, and JAK3 are associated with heightened risk of infections and other side effects. VTX958 has been designed to have a selectivity profile that positions it as a potential novel therapeutic approach for the treatment of moderately to severely active Crohn’s disease, a substantial commercial market.

Oral TYK2 inhibitors, such as VTX958, inhibit the IL-12, IL-23 and Type I interferon pathways, which are modulated by biologic agents such as ustekinumab (Stelara) and risankizumab (Skyrizi), among others. Thus far, these biologic agents are among the most effective in the treatment of moderately to severely active CD. While newer biologics are typically regarded as safer than earlier-generation therapies, limitations include the need for injections, high cost of therapy, hypersensitivity reactions and long half-life in the case of an infection, providing an opportunity for safe and effective oral agents that target the same pathways.

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

We have continued to evaluate VTX958 in a Phase 2 trial in patients with moderately to severely active CD. In July 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active CD. The study did not meet its primary endpoint of change from baseline in mean Crohn’s disease activity index (CDAI) score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by the simple endoscopic score for Crohn’s disease (SES-CD), an objective endpoint, and showed improvement (i.e., decrease) compared to placebo in two key biomarkers of inflammation, CRP and fecal calprotectin.

Based on these results, we are continuing the analysis of the Phase 2 data, including data from the 52-week treat-through LTE phase. Full analysis of the Phase 2 data is expected to inform a future development strategy for VTX958 in Crohn’s disease, including potential partnership opportunities; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

Figure 24: Role of JAK family protein in cytokine receptor signaling pathways

As shown in Figure 24, JAK kinases are associated with the intracellular domains of cytokine receptors and transduce receptor-mediated signals via JAK-STAT pathways. JAK1 has the broadest receptor specificity, with the ability to pair with all three other JAK family members for signal transduction. JAK2 homodimers play an essential role in cytokines essential for hematopoietic homeostasis, such as GM-CSF and EPO signaling. JAK3 mainly pairs with JAK1 for signal transduction, while TYK2 pairs with either JAK1 for IFNα/β signaling or with JAK2 for IL-12/23 signaling.

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

Figure 25: Protective functions of cytokine pathways mediated by JAK1 that are spared by TYK2 inhibition

As shown in Figure 25, JAK1 regulates signaling downstream of many cytokines, including IFNy, IL-4, IL-6, IL-10, IL-13 and IL-22, which have protective functions.

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

Designing selective JAK inhibitors that directly and specifically inhibit the intended kinase function is challenging due to the structural similarity between kinase domain (JH1) ATP binding pockets of JAK family members. Allosteric inhibitors that bind to the regulatory pseudokinase (JH2) domain have improved selectivity for TYK2, but high homology between the JAK1 and TYK2 JH2 domains remains a challenge in designing selective agents. For example, while BMS’s FDA-approved TYK2 inhibitor, Sotyktu, is a binder to the TYK2 JH2 domain, it also shows sub-nanomolar potency in a JAK1-JH2 binding assay. This interaction with the JAK1-JH2 pathway is reflected in downstream signaling in IL-10 and IL-6 stimulation assays. We believe that less selective TYK2 inhibitors may produce toxicity arising from off-target effects when used at higher doses. Moreover, dose constraints on less selective compounds may result in sub-optimal inhibition of key pathways (i.e., IL-12, IL-23) that are relevant to targeting autoimmune conditions, such as CD, in which high levels of target cytokine suppression may be required to achieve efficacy.

Our Solution: VTX958

VTX958 is an oral, allosteric inhibitor of TYK2 with a selective profile for TYK2 over other members of the JAK family. VTX958 was designed to inhibit IL-12, IL-23 and Type 1 interferon (IFNα/β) by binding selectively to the pseudokinase JH2 regulatory domain of TYK2, without inhibiting the analogous domains of JAK1, JAK2, or JAK3.

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

Phase 1 Trial of VTX958 in Healthy Volunteers

Overview

The Phase 1 single ascending dose (SAD) and multiple ascending dose (MAD) trial of VTX958 was a two-part, randomized, double-blind, placebo-controlled dose-escalation study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single and multiple ascending doses. The study enrolled 96 adult healthy volunteers across SAD cohorts up to 500 mg and MAD cohorts up to 350 mg BID (twice a day) daily for 14 days.

Safety and Tolerability

VTX958 was well tolerated across all seven cohorts in the SAD portion and all five cohorts in the MAD portion of the Phase 1 trial with no discontinuations due to adverse events (AEs). No drug-related serious adverse events (SAEs) were reported. All treatment emergent adverse events (TEAEs) were classified as mild. No dose-limiting toxicities were identified and no dose-dependent trend in the frequency of TEAEs was observed. Additionally, there were no significant effects on hematological parameters, lipids/triglycerides and creatine phosphokinase laboratory values.

Exposure and Target Coverage

In both the SAD and the MAD portions of the trial, a dose-dependent increase in exposure was observed through all cohorts. In the MAD portion of the trial, VTX958 achieved TYK2 IC50 and IC90 coverage for up to 24 hours (Figure 26). The exposures achieved by VTX958 demonstrated potential novel therapeutic coverage of TYK2 IC50 and IC90 and its target cytokines, IL-12, IL-23 and IFNα.

Figure 26: Exposure and Target Coverage Across All MAD Cohorts at Day 10

VTX958 Phase 2 Crohn’s Disease Trial

Based on these positive Phase 1 results, we advanced VTX958 into Phase 2 trials in psoriasis, psoriatic arthritis and CD. In the fourth quarter of 2023, we announced topline results from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the trial achieved its primary endpoint, the degree of efficacy observed did not meet our internal threshold for advancement into Phase 3, leading to our decision to discontinue development of VTX958 in both plaque psoriasis and psoriatic arthritis.

We have continued to evaluate VTX958 in a Phase 2 trial in patients with moderately to severely active CD and in July 2024, we announced results from the Phase 2 trial. The trial enrolled 109 participants randomized to one of two VTX958 doses (225 mg and 300 mg twice daily) or placebo for a 12-week induction treatment period, followed by a long-term extension period.

The trial did not meet its primary endpoint of change in mean CDAI score from baseline to Week 12 due to a higher than anticipated placebo response. A dose-dependent treatment effect was observed on the key secondary endpoint of endoscopic response, at both the 225 mg and 300 mg doses (nominal p-value <0.05 and <0.01, respectively) (Figure 27). Endoscopic response, evaluated by centrally read endoscopy, is considered an objective outcome and a high priority treatment goal. Both doses of VTX958 also showed greater normalization (i.e., decrease) compared to placebo in two key biomarkers of inflammation, CRP and fecal calprotectin.

Figure 27: VTX958 Phase 2 Crohn’s Disease Trial – Symptomatic (CDAI) and Endoscopic (SES-CD) Outcomes

Based on these results, we are continuing the analysis of the Phase 2 data, including data from the 52-week treat-through LTE phase. Full analysis of the Phase 2 data is expected to inform a future development strategy for VTX958 in CD, including potential partnership opportunities; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

VTX2735 and VTX3232 (NLRP3 Inhibitor Portfolio)

VTX2735 is our lead peripherally restricted NLRP3 inhibitor, a class of medicines with no currently approved agents. We are also developing VTX3232 as our lead CNS-penetrant NLRP3 inhibitor candidate. We are aware of several other NLRP3 inhibitors in clinical or preclinical development, including:

▪
DFV890 from Novartis; Phase 2 trials several indications
▪
selnoflast (RG6418) from Roche AG; Phase 1b trials in coronary artery disease, Parkinson’s disease and asthma
▪
NT-0796 (Phase 1b/2a in Parkinson’s disease and CV risk) and NT-0249 (Phase 1) from NodThera
▪
VENT-01 (preclinical) and VENT-02 (Phase 1) from Ventus Therapeutics
▪
dapansutrile from Olatec Therapeutics LLC; Phase 2 in gout and diabetes
▪
ZYIL1 from Zydus Cadila; Phase 2 in ALS
▪
AZD-4144 (Phase 1) from AstraZeneca
▪
BGE-100 (preclinical) from BioAge
▪
ADS032 (preclinical) from Adiso Therapeutics
▪
NMRA-NLRP3 (preclinical) from Neumora.

In certain target indications, our NLRP3 inhibitors may also compete with parenteral agents targeting cytokines downstream of the NLRP3 inflammasome. This may include agents targeting IL-1, such as the IL-1 trap Arcalyst (rilonacept), marketed by Kiniksa for recurrent pericarditis, CAPS, FCAS, and Muckle-Wells Syndrome (MWS); the IL-1β antibody Ilaris (canakinumab), marketed by Novartis for periodic fever syndromes, active Still’s disease, and gout flares; and the IL-1 receptor antagonist Kineret (anakinra), marketed by Sobi for rheumatoid arthritis, NOMID, and DIRA. This competition may also include agents targeting IL-6 in development for the treatment of cardiovascular diseases, such as the IL-6 antibody ziltivekimab from Novo Nordisk (Phase 3), and the IL-6 antibody pacibekitug (Phase 2) from Tourmaline.

Tamuzimod and VTX958 (Inflammatory Bowel Disease)

Tamuzimod, currently in development for the treatment of moderately to severely active UC, is an oral S1P1R modulator. VTX958, currently in development for the treatment of moderately to severely active CD, is an oral allosteric TYK2 inhibitor. If approved for the treatment of patients with moderately to severely active IBD, tamuzimod and VTX958 would compete with: Zeposia (ozanimod), which is an S1P1R modulator marketed by BMS for UC; Velsipity (etrasimod), which is an S1P1R modulator marketed by Pfizer for UC; Entyvio (vedolizumab), which is an a4ß7 integrin antibody marketed by Takeda for UC and CD; Humira (adalimumab), which is a TNF antibody marketed by AbbVie Inc. for UC and CD; Stelara (ustekinumab), which is an IL-12/IL-23 antibody marketed by Johnson & Johnson for UC and CD; Omvoh (mirikizumab), which is an IL-23 antibody marketed by Eli Lilly for UC and CD; Tremfya (guselkumab), which is an IL-23 antibody marketed by Johnson & Johnson for UC; Xeljanz (tofacitinib), which is a JAK1 inhibitor marketed by Pfizer Inc. for UC; Rinvoq (upadacitinib), which is a JAK1 inhibitor marketed by AbbVie for UC and CD; Jyseleca (filgotinib), which is a JAK1 inhibitor marketed in the European Union, Great Britain and Japan by Galapagos NV for UC; Simponi (golimumab), which is a TNF antibody marketed by Johnson & Johnson for UC; and Skyrizi (risankizumab), which is an anti-IL-23 antibody marketed by AbbVie, Inc. for UC and CD.

We are aware of several companies with product candidates in development for the treatment of patients with moderately to severely active IBD, including Roche’s RVT-3101, an anti-TL1A antibody in Phase 3; Merck’s PRA023, an anti-TL1A antibody in Phase 3; and

Sanofi and Teva’s duvakitug, an anti-TL1A antibody advancing to Phase 3. We are also aware of additional product candidates in clinical development by AbbVie Inc., Abivax SA, Amgen Inc., AnaptysBio, Inc., Bausch Health Companies, Inc. (Salix Pharmaceuticals), BMS, Connect Biopharma Holdings Limited, Gilead Sciences, Inc., GlaxoSmithKline plc, Janssen Pharmaceuticals N.V., Merck & Co., Inc., Pfizer Inc., Protagonist Therapeutics, Inc., RedHill Biopharma Ltd., Seres Therapeutics, Inc., and Takeda Pharmaceutical Co. Ltd.

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

VTX2735 and VTX3232

As of February 10, 2025, with respect to our NLRP3 program, we own one U.S. patent, five pending U.S. patent applications, five pending U.S. provisional patent application, one international patent application filed under the PCT, and more than fifty foreign patents and pending patent applications.

More specifically, with respect to our peripherally-restricted lead product candidate VTX2735, we own one U.S. patent, one pending U.S. patent application, one foreign patent (in China), and more than twenty pending foreign patent applications with claims directed to VTX2735, and other related compounds, as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including VTX2735. The issued patents and any patents that may issue from these pending applications directed to VTX2735 are expected to expire in March 2041, absent any patent term adjustments or extensions. In addition, we own one pending U.S. provisional patent application with claims directed to the use of VTX2735 in combination with other products. Any patents that may issue from this additional pending application directed to VTX2735 are expected to expire in 2045, absent any patent term adjustments or extensions.

Further, with respect to our CNS-penetrant lead product candidate VTX3232, we own one pending U.S. patent application, and more than twenty pending foreign patent applications with claims directed to VTX3232, and other related compounds, as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including VTX3232. Any patents that may issue from these pending applications directed to VTX3232 are expected to expire in March 2043, absent any patent term adjustments or extensions. In addition, we own two pending U.S. provisional patent applications with claims directed to the use of VTX3232 in combination with other products and crystalline forms (polymorphs) of VTX3232. Any patents that may issue from these additional pending applications directed to VTX3232 are expected to expire in 2045, absent any patent term adjustments or extensions.

Tamuzimod

As of February 10, 20245, with respect to our S1P1R program, we own one U.S. patent, one pending U.S. patent application, more than forty foreign patents (including in various European countries, Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Korea, Macao, Mexico, and Russia), and four pending foreign patent applications (in China, Europe, Hong Kong, and the Philippines) with claims directed to our lead product candidate tamuzimod and other related compounds, as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of tamuzimod, to treat UC. The issued patents and any patents that may issue from these pending applications directed to tamuzimod, are expected to expire in November 2036 absent any patent term adjustments or extensions. In addition, we own one pending U.S. patent application, and four pending foreign patent applications with claims directed to crystalline forms (polymorphs) of tamuzimod, as well as one international patent application filed under the PCT with claims directed to processes of making tamuzimod. Any patents that may issue from these additional pending applications directed to tamuzimod are expected to expire between 2043 and 2044, absent any patent term adjustments or extensions.

VTX958

As of February 10, 2025, with respect to our TYK2 program, we own two U.S. patents, three pending U.S. patent applications, one international patent application filed under the Patent Cooperation Treaty (“PCT”), and more than thirty foreign patents and pending patent applications. More specifically, we own one U.S. patent, one pending U.S. patent application, four foreign patents (in Chile, China, Eurasia, and Hong Kong), and more than fifteen pending foreign patent applications with claims directed to our lead product candidate VTX958, and other related compounds, as a composition of matter, as well as claims directed to pharmaceutical compositions and uses of such compounds, including the use of VTX958, to treat inflammatory or autoimmune diseases, including Crohn’s disease. The issued patents and any patents that may issue from these pending applications directed to VTX958 are expected to expire in November 2040, absent any patent term adjustments or extensions. In addition, we own one pending U.S. patent application, and five pending foreign patent applications (in Argentina, China, Europe, Japan, and Taiwan) with claims directed to crystalline forms (polymorphs) of VTX958, as well as one international patent application filed under the PCT with claims directed to processes of making VTX958. Any patents that may issue from these additional pending applications directed to VTX958 are expected to expire between 2043 and 2044, absent any patent term adjustments or extensions.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, such as market exclusivities, which could lead to uncertainties in the industry. Changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies and changes in the regulations and the normal operations of federal agencies, any of which may impact our clinical development plans.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Trump administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013 and will remain in effect through 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. In an effort to curb Medicare Patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs, as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Trump administration on us and the pharmaceutical industry as a whole is unclear. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, FDA has authorized the state of Florida to develop a drug importation program to import certain prescription drugs from Canada for a limited, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Further, it is possible that additional governmental action will be taken in response to future public health emergencies, such as the COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our products candidates may lose regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 79 full-time employees and 3 part-time employees, 21 of whom have a Ph.D. or M.D. and 20 of whom were engaged in research and development activities. On December 5, 2023, we committed to and implemented a reduction in force that impacted approximately 20% of the Company’s workforce. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
▪
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, we may not be able to compete effectively or operate profitably; and
▪
Our stock price has been and may continue to be volatile and could fluctuate widely in response to many factors, including, without limitation, announcements of the results of clinical trials by us, our collaborators or our competitors, or positive or negative developments with respect to similar products, including those being developed by our collaborators or our competitors. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. In the past, following periods of volatility in the market price of our securities, stockholders have instituted class action securities litigation against us.

Risks Related to Our Business

We have a history of operating losses and have incurred significant losses since our inception. We expect to continue to incur significant losses and we may never be profitable.

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2024, we incurred a net loss of $135.1 million, compared with a net loss of $193.0 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $554.3 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses may increase substantially in the foreseeable future. As of December 31, 2024, we had an accumulated deficit of $554.3 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. To date, our research and development and our operating costs have been substantial. and are expected to remain substantial. We will also require a significant additional amount of capital to commercialize any approved products.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $252.9 million, excluding restricted cash of $1.0 million. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that existing cash, cash equivalents and marketable securities will be sufficient to fund our obligations for at least twelve months from the issuance of this Annual Report on Form 10-K. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

We are an early stage company and were founded in November 2018 and have a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have only a limited operating history on which a decision to invest in our company can be based and against which we can test the plans and assumptions in our business plan, and investors therefore may have difficulty evaluating the likelihood of our success. The future of our company is dependent upon our ability to implement our business plan, as that business plan may be modified from time to time by our management and board of directors.

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

We anticipate substantial direct competition from other organizations developing treatments for inflammatory diseases and autoimmune disorders . In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Novartis, Novo Nordisk, Roche, Kiniksa and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

We are developing our lead product candidates, VTX2735, VTX3232, tamuzimod (formerly VTX002), and VTX958 for the treatment of inflammatory diseases and autoimmune disorders. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX3232 and VTX2735, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including DFV890 from Novartis, selnoflast (RG418) from Roche AG, NT-0796 and NT-0249 from NodThera, VENT-01 and VENT-02 from Ventus Therapeutics, dapansutrile from Olatec Therapeutics, ZYIL1 from Zydus Cadila, AZD-4144 from AstraZeneca, BGE-100 from BioAge, ADS032 from Adiso Therapeutics, and NMRA-NLRP3 from Neumora. With respect to tamuzimod, if approved, it would compete with a number of therapies approved or in development for ulcerative colitis, including Zeposia (ozanimod), which is an S1P receptor modulator marketed by BMS, and Velsipity (etrasimod), which is an S1P receptor modulator marketed by Pfizer. With respect to VTX958, if approved, it would compete with a number of therapies approved or in development for Crohn’s disease, including Takeda’s zasocitinib (TAK-279), which is also an allosteric TYK2 inhibitor in development for Crohn’s disease. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents or other intellectual property relating to our competitors’ products, and our competitors may allege that our product candidates infringe, misappropriate or otherwise violate their intellectual property. See “Risks Related to Intellectual Property.”

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

During the first quarter of 2024, we reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on recurrent pericarditis and we initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Topline results from this trial are anticipated in the second half of 2025. Regarding VTX3232, in the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2 trial of VTX3232 in participants with early Parkinson’s disease. We expect to report topline results from this trial in the first half of 2025. In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and additional risk factors for cardiovascular disease. Topline results from this trial are anticipated in the second half of 2025. In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of tamuzimod in patients with moderately to severely active UC. Furthermore, in October 2024, we announced positive results from the long-term extension of the Phase 2 trial of tamuzimod in participants with UC. We intend to identify a partner or other source of non-dilutive financing to support future development of tamuzimod in ulcerative colitis. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean Crohn’s disease activity index (CDAI) score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by the simple endoscopic score for Crohn’s disease (SES-CD), an objective endpoint, and showed improvement (i.e., decrease) relative to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Full analysis of the Phase 2 data is expected to inform a future development strategy for VTX958 in Crohn’s disease, including potential partnership opportunities; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

Clinical testing is expensive, time-consuming and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We are presently conducting trials in multiple indications, such as moderately to severely active ulcerative colitis. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our NDA filing timelines or permit competitors to obtain approvals that may alter our NDA filing strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

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

We rely on suppliers located in China to manufacture our product candidates and their components and to conduct certain non-clinical research for our product candidates and, accordingly, our business is subject to the risks associated with doing business in China.

As a result of our reliance on suppliers located in China to manufacture our product candidates and their components and to conduct certain non-clinical research, our results of operations, financial condition, and prospects are subject to a significant degree to economic, political, and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate and control of foreign exchange, and allocation of resources. Since we rely on suppliers located in China, our business is subject to the risks associated with doing business in China, including:

▪
adverse political and economic conditions, particularly those potentially negatively affecting the trade relationship between the United States and China;
▪
trade protection measures, such as tariff increases, and import and export licensing and control requirements;
▪
potentially negative consequences from changes in tax laws;
▪
difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;
▪
historically lower protection of intellectual property rights;
▪
requirements relating to China’s data security rules and regulations;
▪
requirements relating to China personal information protection laws;
▪
changes and volatility in currency exchange rates;
▪
unexpected or unfavorable changes in regulatory requirements; and
▪
difficulties in managing foreign relationships and operations generally.

Foreign CMOs, including those located in China, may also be the target of U.S. legislation, including the proposed BIOSECURE Act, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies.

Moreover, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our partners, licensors, suppliers, manufacturers or collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. Furthermore, if the BIOSECURE Act is passed and one or more of our manufacturers or suppliers in China, including is deemed to be a biotechnology company of concern, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such third parties. In addition, while we may work to establish relationships with CROs and CMOs outside of China, moving to those suppliers in the event of a geopolitical instability affecting our collaborators in China could introduce delays into the development program.

U.S.-China trade relations may adversely impact our supply chain operations and business.

The U.S. and Chinese governments have taken certain actions that change trade policies, including tariffs that affect certain products which are manufactured in China and mutual exchange of certain types of data. It is unknown whether and to what extent new tariffs, laws or regulations will be adopted that increase the cost or feasibility of importing and/or exporting products, components and information from China to the United States and vice versa. Further, the effect of any such new tariffs or actions on our industry and customers is unknown and difficult to predict. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our clinical development plans, business, financial condition, results of operations or cash flows.

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

Our net operating loss carryforwards may expire and not be used. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $48.8 million. Our U.S. federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017 are not subject to expiration under the Internal Revenue Code of 1986, as amended, or the “Code”. The deductibility of U.S. federal net operating losses arising in taxable years beginning after December 31, 2017 is generally limited to 80% of our current year taxable income. Additionally, our ability to use any net operating loss carryforwards to offset taxable income in the future will also be limited under Section 382 of the Code, if we undergo an “ownership change” (generally defined as a cumulative change in ownership by “5-percent shareholders” of more than 50% within a rolling three-year period).

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

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses by certain jurisdictions, possibly with retroactive effect, or other unforeseen reasons, our existing net operating losses could expire or otherwise be unavailable to offset future income tax liabilities. For example, California has enacted legislation that limits the use of state net operating losses for tax years beginning on or after January 1, 2024 and before January 1, 2027.

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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals-Pillar One and Pillar Two-that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. The Council of the European Union has adopted the global corporate 15% minimum tax as provided for in Pillar Two and directed EU member states to implement legislation enacting Pillar Two by December 31, 2023. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is possible that we will have to pay higher taxes in countries where such rules are applicable.

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

We have little to no prior experience in the marketing, sale and distribution of biopharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including a comprehensive healthcare compliance program, to market any product candidates we may develop will be expensive and time-consuming and could delay any product launch, and we may not be able to successfully develop this capability. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain medical affairs, marketing, sales and commercial support personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Factors that may inhibit our efforts to commercialize our current or future product candidates and generate product revenues include:

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

Although the COVID-19 national emergency ended on May 11, 2023, we can provide no assurance on the impact of any future public health concerns or related disruptions, such as COVID-19, will have on our business or operations.

Our failure to comply with state, national and/or international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

Numerous laws and legislative and regulatory initiatives at the federal and state levels address privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California has enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA, among other things, created certain data privacy and security obligations for covered companies and provides certain privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our Processing of personal information, depending on the context. Further, California voters approved the California Privacy Rights Act of 2020, or CPRA, in November 2020. The CPRA went into effect on January 1, 2023. The CPRA, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Other states have considered or have enacted legislation addressing privacy and security. For example, Washington has enacted the My Health, My Data Act, which includes a private right of action. Additionally, numerous states have considered or enacted laws similar to the CCPA and CPRA, including Colorado, Virginia, Utah, Connecticut, Iowa, Indiana, Tennessee, Florida, Texas, Oregon, Delaware, Montana, New Jersey, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, and Rhode Island, which have enacted such legislation similar to the CCPA and CPRA. These developments create the possibility for a patchwork of overlapping but different state laws, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The U.S. federal government also is contemplating federal privacy legislation. Additionally, the U.S. Department of Justice recently issued a final rule that takes effect in April 2025 and places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to data to business partners located in China or with other specified links to China (and other designated countries). We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business.

There are also various laws and regulations in other jurisdictions relating to privacy, data protection, and security. For example, the European Union, or EU, member states, the United Kingdom and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations that impose significant compliance obligations on us. Moreover, the EU replaced previous data protection law with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to such individuals, the security and confidentiality of the personal data, data breach notification, the adoption of appropriate privacy governance, including policies, procedures, training and audits, and the use of third-party processors in connection with the Processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S. In July 2020, in its Schrems II ruling, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield data transfer mechanism, limiting how organizations could lawfully transfer personal data from the EEA to the U.S. Other data transfer mechanisms such as the Standard Contractual Clauses approved by the European Commission have faced challenges in European courts (including being called into question in Schrems II), may require additional risk analysis and supplemental measures to be used, and may be challenged, suspended or invalidated. In addition, the European Commission provided updated versions of the Standard Contractual Clauses in June 2021 that are required to be implemented. These and other developments relating to cross-border transfers of personal data may cause us to have to make further expenditures on local infrastructure, limit our ability to Process personal data, change internal business processes or otherwise affect or restrict sales and operations. Notably, the GDPR provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant entity, whichever is greater.

The United Kingdom implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for application of the GDPR in the United Kingdom, and the United Kingdom has

implemented a version of the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of annual global revenues. These developments could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. On June 28, 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, allowing personal data transfers from EU member states to the United Kingdom to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. The United Kingdom also has adopted updated standard contractual clauses, effective in March 2022, that are required to be implemented. The EU also has implemented new and revised laws and regulations relating to cybersecurity, including the Network and Information Security Directive II, or NIS2, adopted in 2023, which aims to enhance cybersecurity across critical infrastructure and essential services in the EU. NIS2 provides for all EU member states to have issued implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. We may incur substantial expense in complying with obligations under laws and regulations relating to privacy, data protection, and data security, including those in the EU, United Kingdom, and other jurisdictions, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

Complying with these numerous, complex and often changing laws and regulations is expensive and difficult, and failure to comply with any privacy, data protection, or data security laws or regulations, or any security incident or breach involving the misappropriation, loss or other unauthorized Processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our CROs or business associates or another third party, or the perception that any of these have occurred, could adversely affect our business, financial condition and results of operations, including but not limited to: costs associated with any investigation or other regulatory proceeding, or private claims or demands; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief. The implementation of laws and regulations such as the CCPA and GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the CCPA, GDPR and other applicable laws and regulations, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, and data security in the United States, the EU, the United Kingdom and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

We cannot assure you that our CROs or other third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or incidents, which could have a corresponding effect on our business, including putting us in breach of our obligations under laws and regulations relating to privacy, data protection, or data security and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party Processing of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to our legal obligations, our contractual obligations relating to privacy, data protection, and data security have become increasingly stringent. Furthermore, we may make numerous statements in our privacy policies and in our marketing materials providing assurances about the security of our data. If any of these statements prove to be untrue or are perceived as untrue, regardless of whether the circumstances are beyond our reasonable control, we may face claims, investigations or other proceedings by the U.S. Federal Trade Commission, state and foreign regulators, our customers and private litigants.

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

As of December 31, 2024 and December 31, 2023, we had 79 full-time employees. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order - that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, including judicial challenges brought against FDA in view of the Supreme Court’s overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, future legislation, agency decisions, and administrative actions under the Trump administration will impact the scope of the orphan drug exclusivity.

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

Our product candidates are in clinical development. In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease. We expect to report topline results from this trial in the first half of 2025. We also expect to initiate a Phase 2 trial of VTX3232 in participants with obesity and certain additional risk factors for cardiovascular disease during the fourth quarter of 2024. Topline results from this trial are anticipated in the second half of 2025. During the first quarter of 2024, we also reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in CAPS patients. We expect to initiate a Phase 2 trial of VTX2735 in participants with recurrent pericarditis during the fourth quarter of 2024. Topline results from this trial are anticipated in the second half of 2025. In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of tamuzimod in patients with moderately to severely active ulcerative colitis. We intend to identify a partner or other source of non-dilutive financing to support a pivotal Phase 3 trial of tamuzimod in ulcerative colitis. We will not be able to treat patients if we cannot manufacture a sufficient quantity of tamuzimod, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, tamuzimod, VTX2735 and VTX3232 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of tamuzimod, VTX2735 and VTX3232 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine in the Loper Bright decision, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, changes in the leadership at the FDA and other federal agencies under the Trump administration can lead to new policies and regulations, which can have a material impact on our clinical development plans, timeline, and business operations. We cannot predict the full impact of , future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, be subject to other regulatory enforcement action, and we may not achieve or sustain profitability.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, policies implemented by the Department of Government Efficiency, ability to hire and retain key personnel and accept payment of user fees and statutory, regulatory, and policy changes, such as hiring freeze, return-to-office policy, and other executive actions under the Trump administration. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including changes in the agencies’ leadership under the Trump administration, delays or disruptions due to staffing shortages, travel restrictions, or public health concerns may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and disruptions could potentially impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare measures initiated by the Trump administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or change in regulatory requirements could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry, including heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. In an effort to curb Medicare Patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs, as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges and any future legislative, executive, and administrative actions and agency rules implemented by the Trump administration on us and the biopharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period of time to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.

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

Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our product candidates. While we will endeavor to try to protect our product candidates with intellectual property rights, such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive and unpredictable.

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

Competitors or other third parties may infringe our patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35

U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

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

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time-consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time-consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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
▪
volatility and instability in the financial markets and capital markets, including any impact of adverse developments affecting the financial services industry, such as those based on liquidity constraints or concerns;
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

From December 31, 2023 until December 31, 2024, the closing price of our common stock has ranged from a low of $1.72 to a high of $10.13. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of February 24, 2025, we had 71,130,054 outstanding shares of common stock and 70,601 shares of Series A Non-Voting Convertible Preferred Stock which are convertible into 100 shares of common stock for each share of Series A Non-Voting Convertible Preferred Stock. All outstanding shares of common stock are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

Additionally, on September 23, 2024, we entered into a securities purchase agreement for a private placement with Aventis Inc. Pursuant to the securities purchase agreement, we agreed to sell to Aventis 70,601 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, at a purchase price of $3.8243 per share. The Series A Non-Voting Convertible Preferred Stock is convertible at the option of Aventis, or any subsequent holder, at any time into 100 shares of common stock for each share of Series A Non-Voting Convertible Preferred Stock. The private placement closed on September 23, 2024. On November 7, 2024, we filed a registration statement on Form S-3 to register the offer and resale of the shares issuable upon conversion Series A Non-Voting Convertible Preferred Stock, and on November 15, 2024, that registration statement was declared effective by the Securities and Exchange Commission.

In addition, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 18,077,251 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitation applicable to affiliates and the lock-up agreements described above.

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

As of December 31, 2024, our executive officers and directors and related entities beneficially owned a significant portion of our outstanding voting stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact the elections of directors, amendments to our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholder and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $560 million as of June 30, 2024 and our annual revenue was less than $100 million during the fiscal year ended December 31, 2024. We may continue to be a smaller reporting company in any given year if either (i) the market value of our stock held by non-affiliates is less than $250 million as of June 30th in the most recently completed fiscal year, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of June 30th in the most recently completed fiscal year. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K. Smaller reporting companies also have reduced disclosure obligations regarding executive compensation and certain other items.

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

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we have been, and may in the future again become, the target of securities litigation. Securities litigation against us could result in substantial costs and divert our management’s attention and resources from our business, which could seriously harm our business. See Note 5, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the putative securities class action complaint filed against us on March 1, 2024. In addition, such lawsuits may make it more difficult for us to finance our operations in the future.

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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Compliance Officer and Chief Operating Officer who both report to our Chief Executive Officer, to manage the risk assessment and mitigation process.

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

As of December 31, 2024, and through the date of this filing, we are not aware of any material cybersecurity incidents that have impacted the Company. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

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

Our Chief Operating Officer and other members of senior management are primarily responsible to assess and manage our material risks from cybersecurity threats. We have engaged a third party, who authored security manuals and holds multiple industry certifications, as our Virtual Chief Information Security Officer (VCISO) to support our Head of IT in Cyber related architecture and assessment.

Our Chief Operating Officer and other members of senior management oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Chief Operating Officer and other members of senior management are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following: rollout and expansion of cyber security tools, cyber industry awareness, trends, and simulated tabletop exercise with incident response plan.

Our Chief Operating Officer and other members of senior management provide quarterly briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports. In addition, our Chief Operating Officer provides annual briefings to the board of directors on cybersecurity risks and activities.

Item 2. Properties

We lease approximately 35,016 square feet of office space for our headquarters in San Diego, California. The corresponding lease has a term through July 2031.

We also lease 2,604 square feet of office space in Encinitas, California. The corresponding lease has a term through June 2026.

We also lease 2,153 square feet of office and laboratory space in Ghent, Belgium. The corresponding lease has a term through June 2026.

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

Stockholders

As of February 24, 2025, we have 71,130,054 shares of common stock outstanding held by 12 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Sales of Unregistered Securities

There were no sales of unregistered securities by us during the fourth quarter of 2024 that were not previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.

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

Overview

We are a clinical-stage biopharmaceutical company developing innovative oral therapies for patients with autoimmune, inflammatory, and neurodegenerative diseases. Our expertise in medicinal chemistry, structural biology, and immunology enables the discovery of differentiated small molecule therapeutics for conditions with high unmet medical need. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. For example:

▪
We are developing a portfolio of clinical-stage small molecule inhibitors of the NOD-like receptor protein 3 (NLRP3) inflammasome, including VTX3232, our CNS-penetrant NLRP3 inhibitor, and VTX2735, our peripheral NLRP3 inhibitor. In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease. We expect to report topline results from this trial in the first half of 2025. In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and additional risk factors for cardiovascular disease. Topline results from this trial are anticipated in the second half of 2025.
▪
During the first quarter of 2024, we also reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on recurrent pericarditis. We initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Topline results from this trial are anticipated in the second half of 2025.
▪
Our inflammatory bowel disease (IBD) portfolio includes tamuzimod (formerly VTX002) and VTX958. Tamuzimod is a sphingosine 1 phosphate receptor (S1P1R) modulator in development for patients with moderately to severely active ulcerative colitis (UC). In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of tamuzimod in patients with moderately to severely active UC. Furthermore, in October 2024, we announced positive results from the long-term extension of the Phase 2 trial of tamuzimod in participants with UC. Combination treatment is an emerging therapeutic concept in IBD, and we believe its efficacy and safety profile could position tamuzimod as the backbone of future combination regimens with another oral or biologic agent. We intend to identify a partner or other source of non-dilutive financing to support future development of tamuzimod in ulcerative colitis.
▪
In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958, an allosteric TYK2 inhibitor, in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean Crohn’s disease activity index (CDAI) score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by SES-CD (an objective endpoint) and showed improvement (i.e., decrease) relative to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Based on these results, we are continuing the analysis of the Phase 2 data, including data from the 52-week treat-through LTE phase. Full analysis of the Phase 2 data is expected to inform a future development strategy for VTX958 in Crohn’s disease, including potential partnership opportunities; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $135.1 million and $193.0 million for the years ended December 31, 2024 and December 31, 2023, respectively. We had an accumulated deficit of $554.3 million as of December 31, 2024. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

During the year ended December 31, 2023, we issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the year ended December 31, 2024.

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

Financial Operations Overview

Revenues

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. We may also generate revenues in the future from payments or royalties associated with potential partnering or collaboration agreements, but have no plans to enter into such arrangements at this time, other than the aforementioned exploration of potential partnership opportunities for tamuzimod and VTX958.

Research and Development Expenses

Research and development expenses consist of expenses incurred while performing research and development activities to discover and develop our product candidates. Direct research and development costs include external research and development expenses incurred under agreements with contract research organizations, consultants and other vendors that conduct our preclinical and clinical activities, expenses related to manufacturing our product candidates for preclinical and clinical studies and laboratory supplies. Indirect research and development costs include personnel-related expenses, consisting of employee salaries, payroll taxes, bonuses, benefits and stock-based compensation charges for those individuals involved in research and development efforts. Costs incurred in our research and development efforts are expensed as incurred.

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

	Year ended December 31,
	2024	2023
VTX958	$24,569	$80,577
Tamuzimod (formerly VTX002)	34,603	38,363
VTX2735	8,304	3,306
VTX3232	13,523	5,315
Unallocated research and development expenses	36,003	48,206
Total research and development expenses	$117,002	$175,767

Substantially all of our research and development expenses to date have been incurred in connection with the discovery and development of our product candidates. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time-consuming. The successful development of product candidates is highly uncertain and subject to numerous risks and uncertainties. Accordingly, at this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates and to obtain regulatory approval for one or more of these product candidates. However, during the year ended December 31, 2025, we anticipate to incur less costs associated with the development of our product candidates as compared to costs incurred during the year ended December 31, 2024 due to the mix of product candidates and phase of development.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes our consolidated results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023	Change
Operating expenses:
Research and development (includes related party amounts of $1,001 and $1,023, respectively)	$117,002	$175,767	$(58,765)
General and administrative	31,448	32,227	(779)
Total operating expenses	148,450	207,994	(59,544)
Loss from operations	(148,450)	(207,994)	59,544
Other (income) expense:
Interest income	(13,416)	(15,074)	1,658
Other expense	88	42	46
Total other (income) expense	(13,328)	(15,032)	1,704
Net loss	$(135,122)	$(192,962)	$57,840
Unrealized gain on marketable securities	261	1,121	(860)
Foreign currency translation	(54)	(48)	(6)
Comprehensive loss	$(134,915)	$(191,889)	$56,974

Research and Development Expense

Research and development expenses were $117.0 million and $175.8 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, most research and development expenses have been related to the development of VTX958, tamuzimod, VTX2735 and VTX3232.

For the year ended December 31, 2024, as compared to the year ended December 31, 2023, there was a net decrease in research and development expenses of approximately $58.8 million. This decrease was comprised of a decrease in costs between periods associated with VTX958 of approximately $56.0 million, primarily due to the conclusion of the Phase 2 trials of VTX958 in psoriasis and psoriatic arthritis and wind down of associated program activities, and a decrease in unallocated research and development expenses of approximately $12.2 million, which included decreases in compensation-related expenses of approximately $7.3 million and stock-based compensation expense of $4.0 million, and other decreases in preclinical and discovery expenses. These decreases were partially offset by an increase in costs associated with the VTX2735 program of approximately $5.0 million related primarily to the Phase 2 trial in CAPS patients and preparation for the Phase 2 trial in recurrent pericarditis; and an increase in VTX3232 costs of approximately $8.2 million due to preparation and initiation of Phase 2 trials in participants with Parkinson’s disease and participants with obesity and additional risk factors for cardiovascular disease.

General and Administrative Expense

General and administrative expenses were $31.4 million and $32.2 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $0.8 million was primarily due to a decrease in stock-based compensation expense of approximately $1.7 million, offset by increases in compensation-related expenses of approximately $0.5 million and other general and administrative expenses of approximately $0.4 million, including costs associated with operating as a public company and facilities related costs.

Other (Income) Expense

Other income was $13.3 million and $15.0 million for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through December 31, 2024, we have funded our operations primarily through the issuance of equity and debt securities. Prior to our initial public offering (IPO) in October 2021, we issued an aggregate of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. In September 2022, through the closing of a private placement of common stock, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. In February 2023, we received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us from the sale of shares of our common stock through the Sales Agreement. In March 2024, through the closing of a private placement of common stock, we received net proceeds of approximately $95.0 million after deducting transaction-related expenses. In September 2024, we raised gross proceeds of $27.0 million in connection with the sale of Series A non-voting convertible preferred stock in a private placement to Aventis Inc. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $252.9 million, excluding restricted cash of $1.0 million.

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

Short-term liquidity needs pertaining to our operating leases are approximately $2.2 million. Long-term liquidity needs pertaining to our operating leases are approximately $12.8 million with our last minimum lease payment due in July 2031. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $252.9 million, excluding restricted cash of $1.0 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Year ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(130,873)	$(166,522)
Investing activities	$(15,506)	$100,940
Financing activities	$122,115	$53,329

Operating Activities

Net cash used in operating activities was $130.9 million for the year ended December 31, 2024 and was primarily due to our net loss of $135.1 million offset by $14.8 million for noncash items and a net decrease of $10.6 million in operating assets and liabilities. The noncash items included approximately $22.9 million for stock-based compensation expense, approximately $1.4 million for the amortization of operating right-of-use assets and depreciation expense, offset by approximately $9.5 million for the net accretion of investments in available-for-sale marketable securities. The $10.6 million change in operating assets and liabilities was primarily attributable to a decrease in accrued expenses and accounts payable of approximately $9.6 million, an increase in prepaid expenses and other assets of approximately $0.2 million and a decrease in operating lease liabilities of $0.8 million.

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

Investing Activities

Net cash used in investing activities was $15.5 million for the year ended December 31, 2024 and was primarily related to the purchase of $283.7 million of investments in available-for-sale marketable securities and purchases of property and equipment of approximately $0.2 million, offset by $268.4 million in proceeds from maturities of available-for-sale marketable securities

Net cash used in investing activities was $100.9 million for the year ended December 31, 2023 and was primarily related to $373.7 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $272.3 million of investments in available-for-sale marketable securities and purchases of property and equipment of approximately $0.5 million.

Financing Activities

Net cash provided by financing activities was $122.1 million for the year ended December 31, 2024 and was attributable to approximately $95.0 million in net proceeds from the issuance of common stock in our March 2024 private placement, $26.6 million in net proceeds from the issuance of Series A Preferred Stock in our September 2024 private placement, $0.3 million in proceeds from the exercise of stock options and $0.2 million in proceeds from the issuance of common stock under the 2021 Employee Stock Purchase Plan (2021 ESPP).

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

We entered into the Sublease in July 2023 with Neurocrine for office space in San Diego, California which became our headquarters in August 2023. As noted in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements, we test ROU assets when impairment indicators are present. We determined impairment triggers had occurred for the Sublease and the associated furniture and fixtures (the San Diego Asset Group) as a result of the decline of our stock price. Therefore, we performed an undiscounted cash flow analysis for the San Diego Asset Group as of December 31, 2024. Based on the undiscounted cash flow analysis, we determined the San Diego Asset Group had a net carrying value that was in excess of its estimated undiscounted future cash flows. Therefore, we performed a discounted cash flow analysis to measure the fair value of the San Diego Asset Group. The fair value of the San Diego Asset Group is measured on a non-recurring basis and classified as Level 3 in the fair value hierarchy, and was determined based on estimates of future discounted cash flows. The estimated future discounted cash flows of the San Diego Asset Group exceeded the carrying value of the San Diego Asset Group. As a result, no impairment charge associated with the San Diego Asset Group was recorded during the year ended December 31, 2024.

In February 2024, we entered into two separate lease termination agreements related to non-cancellable leases entered into in July 2021, September 2021 and May 2022, each expiring on June 30, 2026. These leases are for office facilities in Encinitas, California and the associated furniture and fixtures (the Encinitas Asset Group). During the third quarter of 2023, we determined impairment triggers had occurred for the Encinitas Asset Group when the Sublease was executed and we moved our headquarters to the office space in San Diego, California. Therefore, we performed an undiscounted cash flow analysis for the Encinitas Asset Group as of July 21, 2023. Based on the undiscounted cash flow analysis, we determined the Encinitas Asset Group had a net carrying value that exceeded its estimated undiscounted future cash flows and the fair value for the Encinitas Asset Group. The fair value of the Encinitas Asset Group measured on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair value was compared to the net carrying value and as a result, the Encinitas Asset Group held and used with a carrying amount of $1.4 million was determined to have a fair value of $1.1 million, resulting in an impairment charge of $0.3 million, of which an immaterial amount was associated with the furniture and fixtures included in the Encinitas Asset Group. During the year ended December 31, 2023, $0.2 million of the impairment charge was recorded in research and development expenses and $0.1 million of the impairment charge was recorded in general and administrative expenses within the consolidated statements of operations and comprehensive loss. We wrote off the ROU assets and operating lease liabilities associated with the Encinitas Asset Group of $0.8 million and $0.9 million, respectively, during the first quarter of 2024. See Note 7, Leases, in the notes to the consolidated financial statements for further discussion.

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

Stock-Based Compensation Expense

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of equity awards using the Black-Scholes option pricing model and recognize forfeitures as they occur. Estimating the fair value of equity awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted, if any, during the years ended December 31, 2024 and 2023.

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

On December 31, 2023, we also ceased to be a “smaller reporting company” (“SRC”) because the market value of our stock held by non-affiliates exceeded $700 million as of June 30, 2023. However, on June 30, 2024, the market value of our stock held by non-affiliates was less than $560 million and we have not yet generated any revenue, and thus we regained qualification as a SRC under Rule 12b-2 of the Exchange Act. Accordingly, we elected to comply with the scaled disclosure relief thereby available to SRCs with our Form 10-Q for the period ended June 30, 2024, as well as each periodic report thereafter, including this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our principal executive officer and our interim principal financial and accounting officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and our interim principal financial and accounting officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and our interim principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the evaluation under this framework, our principal executive officer and interim principal financial and accounting officer have concluded that our internal control over financial reporting was effective as of December 31, 2024.

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, or the 2025 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, interim principal financial and accounting officer and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on the governance page on our website which is located at https://ir.ventyxbio.com/corporate-governance/documents-and-charters. We will post any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

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

4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-259891).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K, dated March 24, 2022).

4.3

Form of Registration Rights Agreement, dated September 17, 2022, by and among the Registrant and the Purchasers thereto (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022).

4.4

Form of Registration Rights Agreement, dated March 6, 2024, by and among the Registrant and the Purchasers thereto (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on March 7, 2024).

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

10.7+*	Executive Chairperson Offer Letter, dated as of May 14, 2021, by and between Sheila Gujrathi, M.D. and the Registrant.

10.8

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

10.10+	Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated May 9, 2022).

10.11+	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, dated March 23, 2023).

10.12

Lease, dated April 25, 2022, by and between Charlotta Partners, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, dated August 15, 2022).

10.13

Form of Stock Purchase Agreement, dated September 17, 2022, by and among the Registrant and the Purchasers thereto (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022).

10.14

Open Market Sale AgreementSM, dated as of December 20, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 on the Registrant’s Registration Statement on Form S-3ASR, File No. 333-268909).

10.15+	Amended and Restated Outside Director Compensation Policy, adopted April 3, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated August 8, 2024).

10.16

Sublease Agreement, dated July 21, 2023, by and between the Registrant and Neurocrine Biosciences (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K, dated July 26, 2023).

10.17

Securities Purchase Agreement, dated September 23, 2024, by and between the Registrant and Aventis Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 23, 2024).

10.18+

Separation and Release Agreement, dated August 30, 2024, by and between the Registrant and Martin Auster (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, dated November 7, 2024).

10.19+

Offer Letter, dated December 1, 2022, by and between the Registrant and Roy Gonzales (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, dated November 7, 2024).

10.20+	Offer Letter, dated July 2, 2024, by and between the Registrant and Mark Forman (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, dated November 7, 2024).

10.21+

Consulting Agreement by and between the Registrant and Christopher Krueger, dated April 5, 2024, as amended by Amendment No. 1 to Consulting Agreement, dated September 10, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, dated November 7, 2024).

10.22+	Matthew Moore Employment Letter, dated May 3, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 16, 2024).

10.23

Form of Stock Purchase Agreement, dated March 6, 2024, by and among the Registrant and the Purchasers thereto (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on March 7, 2024).

19.1*	Insider Trading Policy.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, dated March 23, 2023).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, dated February 27, 2024).

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Ventyx Biosciences, Inc.

Date: February 27, 2025	By:	/s/ Raju Mohan
Raju Mohan, Ph.D. Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2025	By:	/s/ Roy M. Gonzales
Roy M. Gonzales, C.P.A., M.B.A. Senior Vice President, Finance (Interim Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raju Mohan, Ph.D. and Roy M. Gonzales, C.P.A., M.B.A., as such individual’s true and lawful attorney in fact and agent with full power of substitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney in fact, proxy and agent, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raju Mohan	Chief Executive Officer and Director	February 27, 2025
Raju Mohan, Ph.D.	(Principal Executive Officer)

/s/ Roy M. Gonzales	Senior Vice President, Finance	February 27, 2025
Roy M. Gonzales, C.P.A., M.B.A.	(Interim Principal Financial and Accounting Officer)

/s/ Sheila Gujrathi	Executive Chairperson	February 27, 2025
Sheila Gujrathi, M.D.

/s/ Onaiza Cadoret-Manier	Director	February 27, 2025
Onaiza Cadoret-Manier, M.B.A.

/s/ Allison J. Hulme	Director	February 27, 2025
Allison J. Hulme, Ph.D.

/s/ Somasundaram Subramaniam	Director	February 27, 2025
Somasundaram Subramaniam, M.B.A.

/s/ William White	Director	February 27, 2025
William White, J.D., M.P.P.

VENTYX BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ventyx Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ventyx Biosciences, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Estimated Clinical Trial Costs

Description of the Matter

The Company recorded research and development expenses of $117.0 million for the year ended December 31, 2024, which includes clinical trial expenses. Clinical trial expenses are expensed as incurred. As discussed in Note 2 to the consolidated financial statements, the Company estimates expenses incurred for clinical trials and maintains a prepaid or accrual based on these costs. The Company incorporates estimates from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials.

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

How We Addressed the Matter in Our Audit

To test the Company’s clinical trial costs, we performed audit procedures that included, among other procedures, obtaining supporting evidence of the activities performed for significant clinical trials and confirming expenses with a sample of contract research organizations. We corroborated the status of significant clinical development costs through meetings with accounting and clinical project managers. We compared the costs for a sample of transactions against the related invoices and contracts and examined a sample of subsequent payments to evaluate the completeness of the clinical trial costs and recalculated the ending prepaid or accrual for clinical trial costs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Diego, California

February 27, 2025

Ventyx Biosciences, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$27,260	$51,579
Marketable securities	190,062	200,641
Prepaid expenses and other assets	12,303	12,125
Total current assets	229,625	264,345
Property and equipment, net	614	762
Operating lease right-of-use assets	9,669	11,509
Marketable securities	35,621	—
Restricted cash	975	975
Other long-term assets	59	102
Total assets	$276,563	$277,693
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,130	$5,756
Accrued expenses	8,594	15,508
Current portion of operating lease liabilities	1,052	1,001
Total current liabilities	12,776	22,265
Operating lease liabilities, net of current portion	9,742	11,505
Total liabilities	22,518	33,770
Commitments and contingencies (Note 5)
Stockholders' equity:
Series A non-voting convertible preferred stock, $ 0.0001 par value; 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; 70,601 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized at December 31, 2024 and December 31, 2023; 71,130,054 and 59,252,349 shares issued at December 31, 2024 and December 31, 2023, respectively; 71,130,054 and 59,239,113 shares outstanding at December 31, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	808,190	663,154
Accumulated other comprehensive income (loss)	157	(50)
Accumulated deficit	(554,309)	(419,187)
Total stockholders' equity	254,045	243,923
Total liabilities and stockholders' equity	$276,563	$277,693

The accompanying notes are an integral part of these consolidated financial statements.

Ventyx Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023
Operating expenses:
Research and development (includes related party amounts of $1,001 and $1,023, respectively)	$117,002	$175,767
General and administrative	31,448	32,227
Total operating expenses	148,450	207,994
Loss from operations	(148,450)	(207,994)
Other (income) expense:
Interest income	(13,416)	(15,074)
Other expense	88	42
Total other (income) expense	(13,328)	(15,032)
Net loss	$(135,122)	$(192,962)
Unrealized gain on marketable securities	261	1,121
Foreign currency translation	(54)	(48)
Comprehensive loss	$(134,915)	$(191,889)
Net loss per share attributable to common shareholders, basic and diluted	$(1.97)	$(3.30)
Shares used to compute basic and diluted net loss per share attributable to common shareholders	68,478,172	58,542,974

The accompanying notes are an integral part of these consolidated financial statements.

Ventyx Biosciences, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	—	$—	56,980,845	$6	$581,237	$(1,123)	$(226,225)	$353,895
Issuance of common stock from at-the-market offering, net of commissions and offering expenses	—	—	1,176,470	—	48,408	—	—	48,408
Issuance of common stock upon exercise of stock options	—	—	837,922	—	4,671	—	—	4,671
Issuance of common stock upon vesting of restricted common stock	—	—	216,436	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	27,440	—	250	—	—	250
Stock-based compensation expense	—	—	—	—	28,588	—	—	28,588
Unrealized gain on marketable securities	—	—	—	—	—	1,121	—	1,121
Foreign currency translation	—	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	—	(192,962)	(192,962)
Balance at December 31, 2023	—	$—	59,239,113	$6	$663,154	$(50)	$(419,187)	$243,923
Issuance of Series A non-voting convertible preferred stock from private placement, net of issuance costs	70,601	—	-	—	26,594	—	—	26,594
Issuance of common stock upon exercise of stock options	—	—	375,574	—	261	—	—	261
Issuance of common stock upon vesting of restricted common stock	—	—	227,621	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	113,746	—	205	—	—	205
Issuance of common stock from private placement, net of issuance costs	—	—	11,174,000	1	95,045	—	—	95,046
Stock-based compensation expense	—	—	—	—	22,931	—	—	22,931
Unrealized gain on marketable securities	—	—	—	—	—	261	—	261
Foreign currency translation	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	(135,122)	(135,122)
Balance at December 31, 2024	70,601	$—	71,130,054	$7	$808,190	$157	$(554,309)	$254,045

The accompanying notes are an integral part of these consolidated financial statements.

Ventyx Biosciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(135,122)	$(192,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	266	158
Loss on disposal of fixed assets	136	—
Gain on lease termination	(88)	—
Loss on impairment	-	285
Amortization of right-of-use assets - operating	1,082	783
Stock-based compensation	22,931	28,588
Accretion of marketable securities, net	(9,515)	(9,180)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(159)	616
Operating lease liabilities	(847)	(59)
Accounts payable	(2,644)	(745)
Accrued expenses	(6,913)	5,994
Net cash used in operating activities	(130,873)	(166,522)
Cash flows from investing activities:
Purchases of marketable securities, available-for-sale	(283,650)	(272,271)
Proceeds from maturities of marketable securities, available-for-sale	268,385	373,725
Purchases of property and equipment	(241)	(514)
Net cash (used in) provided by investing activities	(15,506)	100,940
Cash flows from financing activities:
Proceeds from issuance of common stock from private placement, net of offering costs	95,046	48,408
Proceeds from issuance of Series A non-voting convertible preferred stock from private placement, net of offering costs	26,603	—
Proceeds from exercise of stock options	261	4,671
Proceeds from issuance of common stock under employee stock purchase plan	205	250
Net cash provided by financing activities	122,115	53,329
Effect of exchange rates on cash, cash equivalents and restricted cash	(55)	(12)
Net decrease in cash, cash equivalents and restricted cash	(24,319)	(12,265)
Cash, cash equivalents and restricted cash, beginning of year	52,554	64,819
Cash, cash equivalents and restricted cash, end of year	$28,235	$52,554

Supplemental disclosure for noncash activities
Unpaid costs associated with the issuance of Series A non-voting convertible preferred stock from private placement	$8	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$9	$67

The accompanying notes are an integral part of these consolidated financial statements.

Ventyx Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Organization

Ventyx Biosciences, Inc. (“Ventyx” or “the Company”) is a clinical-stage biopharmaceutical company developing innovative oral therapies for patients with autoimmune, inflammatory, and neurodegenerative diseases. The Company’s expertise in medicinal chemistry, structural biology, and immunology enables the discovery of differentiated small molecule therapeutics for conditions with high unmet medical need. The Company was incorporated in the State of Delaware in November 2018, with its principal operations in California.

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

In connection with the Securities Purchase Agreement, the Company granted Sanofi a right of first negotiation (“ROFN”) for a license, grant or transfer, including by option or sale, or any rights to research, develop, commercialize, or otherwise exploit VTX3232, the Company’s CNS-penetrant NLRP3 inhibitor. The Company evaluated the ROFN for performance obligations under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) concluding that there were none. The Company recognized the Series A Preferred Stock as permanent equity within the consolidated financial statements upon issuance. The Company received approximately $26.6 million in net proceeds after deducting issuance costs payable by the Company.

Liquidity and Capital Resources

The Company has experienced net losses since inception and, as of December 31, 2024, had an accumulated deficit of $554.3 million. From incorporation in November 2018 through December 31, 2024, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, raising capital and identifying product candidates and conducting preclinical studies and clinical trials. Substantially all of the Company’s operations have been funded through debt and equity financings. The Company does not have any products approved for sale and has not generated any revenue from product sales.

At December 31, 2024, the Company had cash, cash equivalents, and marketable securities of $252.9 million, excluding restricted cash of $1.0 million. Since the Company’s inception, the Company has incurred significant operating losses and, through the date of this report, has financed operations primarily through public offerings and private placements of our common stock, private placements of the Company’s convertible preferred stock and convertible debt instruments.

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

Risks and Uncertainties

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as the military conflicts in Ukraine and the Middle East, and economic challenges caused by pandemics or contagious diseases, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused volatile changes to inflation globally. The Company’s business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these or future global economic conditions, particularly if such conditions are prolonged or worsen.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition date to be cash equivalents. Cash equivalents are stated at fair value and have consisted of money market accounts, corporate debt securities and commercial paper.

Under the terms of the Company’s Sublease Agreement (the “Sublease”) executed in July 2023 with Neurocrine Biosciences, Inc. (“Neurocrine”) for office space in San Diego, California, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. Additionally, in August 2023, the Company opened a corporate credit card account with Bank of America requiring a secured cash deposit of $0.5 million. Both the letter of credit and secured credit card are secured by deposits totaling $1.0 million with the same bank. The Company classified these deposits as restricted cash in the consolidated balance sheet as of December 31, 2024.

A reconciliation of the cash, cash equivalents and restricted cash reported in our consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows is as follows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$27,260	$51,579
Restricted cash	975	975
Total cash, cash equivalents and restricted cash	$28,235	$52,554

Investments in Marketable Securities, Available-for-Sale

The Company maintains a portfolio of investments which have included U.S. Treasury securities, U.S. government agency securities, corporate debt securities, commercial paper and asset-backed securities (“ABS”). The Company’s investments in marketable securities are available-for-sale securities and the marketable securities are reported at fair value. Investments in marketable securities with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments in marketable securities with contractual maturities of 12 months or greater at the balance sheet date are considered long-term investments. Unrealized gains and losses are included in accumulated other comprehensive income or loss, net of tax. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other (income) expense within the consolidated statements of operations and comprehensive loss.

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

The Company follows Accounting Standards Codification (“ASC”) 350-40, Intangibles-Goodwill and Other, Internal-Use Software, (“ASC 350-40”) to account for development costs incurred for the costs of computer software obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Capitalized internal-use software costs are primarily comprised of direct labor, related expenses and initial software licenses. ASC 350-40 includes specific guidance on costs not to be capitalized, such as overhead, general and administrative and training costs. Internal-use software includes software utilized for cloud-based solutions as well as software for internal systems and tools. Costs are capitalized once the project is defined, funding is committed and it is confirmed the software will be used for its intended purpose. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. During the years ended December 31, 2024 and 2023, the Company capitalized $0 and $0.3 million of internal-use software costs, respectively.

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

As a result of the decline of the Company’s stock price, the Company determined impairment testing triggers had occurred for the Sublease and the associated furniture and fixtures (the “San Diego Asset Group”) as of December 31, 2024. Therefore, the Company performed an undiscounted cash flow analysis for the San Diego Asset Group as of December 31, 2024. Based on the undiscounted cash flow analysis, the Company determined the San Diego Asset Group had a net carrying value that was in excess of its estimated undiscounted future cash flows. Therefore, the Company performed a discounted cash flow analysis to measure the fair value of the San Diego Asset Group. The fair value of the San Diego Asset Group is measured on a non-recurring basis and classified as Level 3 in the fair value hierarchy, and was determined based on estimates of future discounted cash flows. The estimated future discounted cash flows of the San Diego Asset Group exceeded the carrying value of the San Diego Asset Group. As a result, no impairment charge associated with the San Diego Asset Group was recorded during the year ended December 31, 2024.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale marketable securities and restricted cash. The Company maintains deposits in government insured financial institutions in excess of government insured limits. The Company invests its cash balances in financial institutions that it believes have high credit quality, has not experienced any losses on such accounts and does not believe it is exposed to significant credit risk. The Company purchases its available-for-sale marketable securities with financial institutions which management believes have high credit ratings. The Company performs periodic evaluations of the credit standing of the financial institutions with which it has marketable securities. Additionally, the Company has adopted investment guidelines that limit the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be highly rated, thereby reducing credit risk exposure.

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

Expenses related to clinical trials are accrued based on the progress of the clinical trials. The Company incorporates estimates from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts the Company is obligated to pay under clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company adjusts the accruals accordingly. Revisions to the contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company adopted ASU 2023-07 for our annual reporting period beginning on January 1, 2024. The adoption of ASU 2023-07 had no significant impact on the Company’s financial statement disclosures.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$13,538	$—	$—	$13,538
Total cash equivalents	13,538	—	—	13,538
Marketable securities
U.S. Treasury securities	59,411	—	—	59,411
U.S. government agency securities	—	34,882	—	34,882
Corporate debt securities	—	18,882	—	18,882
Commercial paper	—	104,588	—	104,588
Asset backed securities	—	7,920	—	7,920
Total marketable securities	59,411	166,272	—	225,683
Total assets	$72,949	$166,272	$—	$239,221

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$40,241	$—	$—	$40,241
Commercial paper	—	7,468	—	7,468
Total cash equivalents	40,241	7,468	—	47,709
Marketable securities
U.S. government agency securities	—	67,208	—	67,208
Commercial paper	—	118,465	—	118,465
Asset backed securities	—	14,968	—	14,968
Total marketable securities	—	200,641	—	200,641
Total assets	$40,241	$208,109	$—	$248,350

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid or other observable market data for identical or similar securities. During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

As of December 31, 2024 and 2023, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$59,325	$124	$(38)	$59,411
U.S. government agency securities	34,773	109	—	34,882
Corporate debt securities	18,857	30	(5)	18,882
Commercial paper	104,523	109	(44)	104,588
Asset backed securities	7,914	7	(1)	7,920
Total marketable securities	$225,392	$379	$(88)	$225,683

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. government agency securities	67,310	—	(102)	67,208
Commercial paper	118,323	143	(1)	118,465
Asset backed securities	14,979	2	(13)	14,968
Total marketable securities	$200,612	$145	$(116)	$200,641

All of the Company’s marketable securities as of December 31, 2024 have maturity dates of two years or less.

As of December 31, 2024, fourteen available-for-sale marketable securities were in an unrealized loss position. Of the fourteen available-for-sale marketable securities in an unrealized loss position, all had been in an unrealized loss position for less than 12 months. As of December 31, 2023, ten available-for-sale marketable securities were in an unrealized loss position. Of the ten available-for-sale marketable securities in an unrealized loss position, eight had been in an unrealized loss position for less than 12 months and two had been in an unrealized loss position for greater than 12 months.

The following table presents available-for-sale marketable securities that were in an unrealized loss position as of December 31, 2024, aggregated by major security type and length of time in a continuous loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$21,315	$(38)	$—	$—	$21,315	$(38)
Corporate debt securities	$3,939	$(5)	$—	$—	$3,939	$(5)
Commercial paper	$31,832	$(44)	$—	$—	$31,832	$(44)
Asset backed securities	$4,020	$(1)	$—	$—	$4,020	$(1)

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

The Company reviews its marketable securities at each reporting date to determine if any security is impaired, which would require the Company to record an allowance for credit losses in that respective period. The Company evaluated the securities individually for impairment and considered factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the security before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized losses are the result of a credit loss as of December 31, 2024. These marketable securities are of high credit quality, and the Company does not intend to sell these securities prior to maturity and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As such, the Company did not record an allowance for credit losses as of December 31, 2024. During the year ended December 31, 2024, the immaterial unrealized losses were due to market fluctuations and were only sustained for a short period of time. During the year ended December 31, 2023, the decline in market value in the Company’s marketable securities was primarily attributable to an increase in interest rates.

Accrued interest receivable on available-for-sale marketable securities, included in prepaid expenses and other assets on the Company’s consolidated balance sheets, was $1.0 million and $0.8 million at December 31, 2024 and 2023, respectively. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the available-for-sale marketable security. Uncollectible accrued interest receivables associated with an impaired available-for-sale marketable security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the years ended December 31, 2024 or 2023.

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

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Internal-use software	$491	$491
Leasehold improvements	283	—
Laboratory equipment	145	178
Furniture and fixtures	92	137
Computer hardware and software	58	58
Construction in progress	15	157
Property and equipment, gross	1,084	1,021
Less: accumulated depreciation	(470)	(259)
Property and equipment, net	$614	$762

During the years ended December 31, 2024 and 2023, depreciation expense was approximately $0.3 million and $0.2 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued research and development costs	$646	$1,868
Accrued clinical trial costs	1,575	4,831
Accrued payroll liabilities	5,347	7,742
Other accrued liabilities	943	984
Accrued related party liabilities	83	83
Total accrued expenses	$8,594	$15,508

On December 5, 2023, the Company committed to and implemented a reduction in force (“RIF”) and incurred one-time termination benefits associated with severance payment obligations and continued healthcare benefits for employees terminated under the RIF of $2.2 million during the year ended December 31, 2023. Accrued severance costs associated with the RIF were included in accrued expenses on the consolidated balance sheet as of December 31, 2023.

A summary of accrued severance costs associated with the RIF as of December 31, 2024 is shown in the table below (in thousands):

December 31,
2024
Accrued severance costs as of December 31, 2023	$2,178
Reduction in estimate for continued healthcare benefits	(114)
Cash payments	(2,064)
Accrued severance costs as of December 31, 2024	$—

5. Commitments and Contingencies

Litigation

Securities Class Action

On March 1, 2024, a putative securities class action complaint, captioned Yuksel v. Ventyx Biosciences, Inc., et al., No. 3:24-cv-00415-AGA-DDL, was filed in the U.S. District Court for the Southern District of California against the company and certain of its current and former officers and directors, asserting violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act. Stemming from the Company’s disclosure on November 6, 2023 of the results of its Phase 2 SERENITY trial of VTX958 and its decision to terminate ongoing activities and clinical trials for the development of VTX958 for the treatment of plaque psoriasis and psoriatic arthritis, the complaint alleges that that the defendants issued materially false and misleading statements and/or failed to disclose material adverse facts in connection with its October 21, 2021 initial public offering and in public statements from October 21, 2021 through November 6, 2023 regarding the effectiveness and clinical and commercial prospects of VTX958, the Company’s ability to develop and commercialize product candidates, and its business prospects. On April 30, 2024, a motion for appointment of a lead plaintiff was filed. On December 10, 2024, the Court appointed a lead plaintiff. On February 10, 2025, the lead plaintiff filed a notice of voluntary dismissal of the action without prejudice.

Shareholder Derivative Action

On December 6, 2024, a shareholder derivative action was filed in the U.S. District Court for the Southern District of California against the members of our Board of Directors and certain current and former officers, captioned Schwing v. Mohan, et al., Case No. 3:24-cv-02287-AGS. Plaintiff purports to bring the action derivatively on behalf of Ventyx, and Ventyx is a nominal defendant in the action. Stemming from the Company’s disclosure on November 6, 2023 of the results of its Phase 2 SERENITY trial of VTX958 and its decision to terminate ongoing activities and clinical trials for the development of VTX958 for the treatment of plaque psoriasis and psoriatic arthritis, the derivative complaint alleges that the individual defendants made and/or caused the Company to make false and misleading statements and/or omissions of material fact regarding the effectiveness and clinical and commercial prospects of VTX958, the Company’s ability to develop and commercialize product candidates, and its business prospects, and the Company lacked effective internal controls. The derivative complaint asserts claims for alleged violations of Section 14(a) of the Exchange Act, as well as claims for alleged breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act. The derivative complaint seeks unspecified damages on behalf of the company, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On February 18, 2025, the parties filed a joint motion for voluntary dismissal of the action without prejudice, which the Court granted on February 24, 2025.

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

ATM Sales Agreement

In December 2022, the Company entered into a Sales Agreement with Jefferies, as sales agent, pursuant to which the Company may offer and sell in an at-the-market offering, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. The Company has no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. During the year ended December 31, 2023, the Company issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the year ended December 31, 2024.

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 as of December 31, 2024 and 2023. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Series A Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock having a par value of $0.0001 as of December 31, 2024 and December 31, 2023. On September 23, 2024, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating 70,601 shares of its authorized and unissued preferred stock as Series A Preferred Stock and setting forth the powers, preferences, rights, qualifications, limitations and restrictions of the Series A Preferred Stock. The following is a description of the terms of the Series A Preferred Stock:

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

Dividends. Holders of Series A Preferred Stock shall be entitled to receive, only when, as and if declared by the Company’s board of directors, out of any funds and assets legally available therefore, a dividend on each outstanding share of Series A Preferred Stock equal to $0.0001 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock), prior and in preference to any declaration or payment of any dividend (other than dividends on shares of common stock payable in shares of common stock) on common stock during the same calendar year. The right to receive dividends on shares of Series A Preferred Stock is non-cumulative, and no right to dividends shall accrue to holders of Series A Preferred Stock by reason of the fact that dividends on such shares are not declared or paid. Subject to the preferential rights described above, holders of the Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal (on an as-converted to common stock basis) to and in the same form as dividends actually paid on shares of the common stock.

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

7. Leases

In July 2023, the Company entered into a Sublease with Neurocrine Biosciences, Inc. for office space in San Diego, California which became the Company’s headquarters in August 2023. Under the terms of the Sublease, the Company leased the second floor of the building, including certain furniture and fixtures, located at 12790 El Camino Real in San Diego, California consisting of approximately 35,016 rentable square feet of office space. The term of this non-cancellable lease commenced on July 21, 2023, and will end on July 31, 2031. The Company is subleasing the premises for approximately $2.0 million per year with 3% annual increases in each subsequent year. The Company subleased the premises for approximately $1.0 million in the first year, which included the rent abatement for the second through the seventh full calendar months of the lease term. In lieu of a cash security deposit under the Sublease, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. The letter of credit is secured by a deposit of $0.5 million with the same bank and included in restricted cash on the Company’s consolidated balance sheet at December 31, 2024. The Company used its incremental borrowing rate available at commencement date in determining the present value of lease payments and recognized an operating lease liability of $11.0 million and a corresponding operating lease right-of-use (“ROU”) asset of approximately $11.0 million on the consolidated balance sheet during the year ended December 31, 2023.

In March 2021, the Company signed a three-year operating lease for a multi-function ventilated research laboratory and office space in Ghent, Belgium. The non-cancellable lease expired on June 30, 2024. The Company exercised its option to extend the lease term through June 30, 2026, resulting in an immaterial operating lease liability and corresponding operating lease ROU asset.

Lease Terminations

In February 2024, the Company entered into two separate lease termination agreements related to non-cancellable leases entered into in July 2021, September 2021 and May 2022, each expiring on June 30, 2026. These leases are associated with the Encinitas Asset Group. During the third quarter of 2023, the Company determined impairment triggers had occurred for the Encinitas Asset Group when the Sublease was executed and the Company moved its headquarters to the office space in San Diego, California. Therefore, the Company performed an undiscounted cash flow analysis for the Encinitas Asset Group as of July 21, 2023. Based on the undiscounted cash flow analysis, the Company determined the Encinitas Asset Group had a net carrying value that exceeded its estimated undiscounted future cash flows and the fair value for the Encinitas Asset Group. The fair value of the Encinitas Asset Group measured on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair value was compared to the net carrying value and, as a result, the Encinitas Asset Group held and used with a carrying amount of $1.4 million was determined to have a fair value of $1.1 million, resulting in an impairment charge of $0.3 million, of which an immaterial amount was associated with the furniture and fixtures included in the Encinitas Asset Group. During the year ended December 31, 2023, $0.2 million of the impairment charge was recorded in research and development expenses and $0.1 million of the impairment charge was recorded in general and administrative expenses within the consolidated statements of operations and comprehensive loss. The Company wrote off the ROU assets and operating lease liabilities associated with the Encinitas Asset Group of $0.8 million and $0.9 million, respectively, during the first quarter of 2024.

The Company’s leases have remaining terms ranging between one year and seven years. The leases contain various termination options. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 6.6 years and 10.1%, respectively, at December 31, 2024.

During the years ended December 31, 2024 and 2023, the Company recognized operating lease costs of $2.4 million and $1.5 million, respectively, and $0.2 million and an immaterial amount of variable lease costs, respectively. In addition, the Company made cash payments of $2.1 million and $0.7 million for operating leases during the years ended December 31, 2024 and 2023, respectively, which are included in cash flows from operating activities in the consolidated statements of cash flows.

Supplemental cash flow information related to operating leases for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year ended December 31,
	2024	2023
Noncash activity:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$11,007

Future minimum payments under non-cancellable leases as of December 31, 2024 were as follows (in thousands):

Years ending December 31,
2025	$2,073
2026	2,135
2027	2,199
2028	2,265
2029	2,333
Thereafter	3,828
Total future minimum lease payments	14,833
Less: imputed interest	(4,039)
Present value of lease liabilities	10,794
Less: lease liabilities, current	(1,052)
Lease liabilities, net of current portion	$9,742

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

The number of common shares available for issuance under the 2021 Plan is 5,612,000 shares of common stock plus any common shares subject to stock options, restricted stock units or similar awards granted under the 2019 Plan that expire, are forfeited or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of common shares to be added to the 2021 Plan equal to 4,978,561 common shares. Additionally, shares available for issuance under the 2021 Plan automatically increase on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year, equal to the lesser of 5,102,000 common shares, 5% of the outstanding common shares on the last day of the immediately preceding fiscal year, or such number of common shares determined by the board of directors. On January 1, 2025 and 2024, the number of shares of common stock that may be issued under the 2021 Plan was automatically increased by 3,556,502 and 2,962,617 shares, respectively.

Options granted under the 2019 Plan and 2021 Plan (collectively, the “Plans”) generally vest over a period of between one and four years and expire ten years from grant date. As of December 31, 2024 and 2023, the Company had 12,366,264 and 9,018,173 shares, respectively, authorized for issuance under the Plans, and 3,454,152 and 317,001 shares, respectively, remained available for grant under the 2021 Plan.

Total stock-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year ended December 31,
	2024	2023
Research and development	$10,610	$14,590
General and administrative	12,321	13,998
Total stock-based compensation expense	$22,931	$28,588

Stock-based compensation expense by type of share-based award (in thousands):

	Year ended December 31,
	2024	2023
Stock options	$19,297	$24,241
Restricted stock awards	37	109
Restricted stock units	3,472	4,030
Employee Stock Purchase Plan	125	208
Total stock-based compensation expense	$22,931	$28,588

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	10,338,724	$14.42	8.24	$1,737
Granted	2,974,250	2.82
Exercised	(375,574)	0.69
Forfeited and cancelled	(3,099,258)	14.15
Outstanding as of December 31, 2024	9,838,142	$11.52	7.94	$574
Options vested and expected to vest as of December 31, 2024	9,838,142	$11.52	7.94	$574
Options exercisable as of December 31, 2024	4,661,311	$13.96	7.09	$360

The weighted average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $2.30 and $13.44 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $1.0 million and $23.8 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

Year ended December 31,
	2024	2023
Risk-free interest rate	3.5% - 5.2%	3.4% - 5.4%
Expected volatility	99.7% - 103.3%	67.5% - 100.4%
Expected term (in years)	0.3 - 10.0	0.3 - 10.0
Expected dividend yield	—	—

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

As of December 31, 2024, unrecognized stock-based compensation was $27.6 million which is expected to be recognized over the weighted average period of 2.1 years.

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

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of three years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the years ended December 31, 2024 and 2023, the Company did not repurchase any unvested shares.

The following table summarizes restricted stock award activity for the year ended December 31, 2024:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2023	13,236	$3.45
Vested	(13,236)	3.45
Unvested balance as of December 31, 2024	—

The Company records a liability for unvested restricted stock awards subject to repurchase and reduces the liability as the underlying shares vest. The liability was $0 as of December 31, 2024 and immaterial as of December 31, 2023. The total fair value of restricted stock awards vested during the years ended December 31, 2024 and 2023 was immaterial. As of December 31, 2024, all stock-based compensation expense pertaining to restricted stock awards was recognized.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of four years. The following table summarizes restricted stock unit activity for the year ended December 31, 2024:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share

Balance as of December 31, 2023	530,726	$21.11
Granted	—	—
Vested	(214,385)	18.61
Forfeited and cancelled	(49,526)	29.72
Unvested balance as of December 31, 2024	266,815	$21.52

As of December 31, 2024, there was approximately $4.1 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 1.4 years.

Employee Stock Purchase Plan

In October 2021, the board of directors and stockholders approved the 2021 ESPP which became effective on October 19, 2021. The maximum number of shares of common stock that will be made available for sale under the ESPP is equal to 510,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP will be increased on the first day of each fiscal year, beginning with fiscal year 2023, in an amount equal to the lesser of 1,020,000 shares of common stock, 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or such number of common shares determined by the board of directors. On January 1, 2025 and 2024, the number of shares of common stock that are available for sale under the ESPP was automatically increased by 711,300 and 592,523 shares, respectively.

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per year. During the years ended December 31, 2024 and 2023, total stock-based compensation expense recognized related to the 2021 ESPP was $0.1 million and $0.2 million, respectively. During the years ended December 31, 2024 and 2023, 113,746 and 27,440 shares, respectively, were issued under the ESPP at average share prices of $1.80 and $9.09, respectively.

9. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Year ended December 31,
	2024	2023
(in thousands, except share and per share amounts)
Numerator:
Net loss	$(135,122)	$(192,962)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	68,478,172	58,542,974
Basic and diluted net loss per share attributable to common shareholders	$(1.97)	$(3.30)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at December 31, 2024 and 2023, because to do so would be anti-dilutive:

	Year ended December 31,
	2024	2023
Shares issuable upon exercise of stock options	9,838,142	10,338,724
Unvested restricted stock units	266,815	530,726
Unvested restricted stock awards	—	13,236
Shares purchasable under the 2021 Employee Stock Purchase Plan	62,799	64,823
Total	10,167,756	10,947,509

10. Employee Benefit Plan

Effective March 1, 2021, the Company assumed a defined contribution 401(k) plan from a related party, Kalika Biosciences, Inc. (“Kalika”), for employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of employment. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation.

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

In November 2024, the Company further amended the 401(k) plan, effective January 1, 2025, to adjust the employer matching contribution and the vesting schedule related to employer matching contributions. The employer matching contribution was amended to be at the Company’s discretion. The amended employer matching contribution elected by the Company was in the amount of 100% of the first 3% of employee contributions to the 401(k) plan, then 50% of the next 2% of employee contributions to the 401(k) plan. Additionally, the vesting schedule for employer matching contributions was changed to a 1-year vesting schedule, with contributions vesting 100% at the end of the first year of employment with the Company for any employer matching contributions made on or after January 1, 2025. All prior employer matching contributions will continue to be subject to the 3-year graded vesting schedule, with contributions vesting 35%, 70% and 100% at the ends of the first, second and third years of employment with the Company, respectively.

Company contributions under the 401(k) plan were $0.4 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

11. Income Taxes

Income tax expense for both domestic and foreign operations was immaterial for the years ended December 31, 2024 and 2023. The Company included income tax expense in general and administrative expenses and other (income) expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively.

The amount of net loss before provision for income taxes for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year ended December 31,
	2024	2023
U.S. net loss before income taxes	$(40,775)	$(121,383)
Foreign net loss before income taxes	(94,311)	(71,548)
Net loss before income taxes	$(135,086)	$(192,931)

A reconciliation of the federal statutory rate to the effective tax rate for loss from continuing operations for the years ended December 31, 2024 and 2023 is as follows:

	Year ended December 31,
	2024	2023
% of pre-tax loss:
Statutory federal income tax rate	21.0%	21.0%
Foreign rate differential	2.8%	1.5%
Foreign non-deductible interest expense	-1.8%	-0.6%
Prior year adjustments	-0.2%	3.5%
Officers compensation limitation	-0.2%	-2.0%
Stock compensation	-1.6%	1.7%
Research and development credits	4.2%	2.5%
Other	-0.4%	0.0%
Valuation allowance	-23.8%	-27.6%
Effective income tax rate	0.0%	0.0%

Significant components of the deferred tax balances at December 31, 2024 and 2023 are presented below (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$76,809	$52,827
Stock compensation	7,165	4,845
Research and development credits	14,512	8,874
Research and development expenses	30,812	30,321
Unrealized gain on marketable securities	(61)	(6)
Operating lease liabilities	2,267	2,620
Other	796	1,073
Total gross deferred tax assets	132,300	100,554
Valuation allowance	(130,194)	(98,073)
Total deferred tax assets, net	2,106	2,481
Deferred tax liabilities:
Property and equipment	(76)	(71)
Operating lease right-of-use assets	(2,030)	(2,410)
Total deferred tax liabilities	(2,106)	(2,481)
Net deferred tax assets	$—	$—

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

For the years ended December 31, 2024 and 2023, the Company had federal net operating loss (“NOL”) carryforwards of $48.8 million and $30.4 million, respectively. The losses do not expire, but are limited to 80% utilization against taxable income. For the years ended December 31, 2024 and 2023, the Company had United Kingdom (“U.K.”) pre-trading expenditures of approximately $266.3 million and $185.8 million, respectively. Tax relief for pre-trading expenditures is generally limited to the expenditures incurred in the seven years prior to trade commencing.

Due to the Company’s history of losses and uncertainty regarding future earnings, a valuation allowance has been recorded against the Company’s deferred tax assets, as it is not more likely than not that such assets will be realized.

Pursuant to Internal Revenue Code (“IRC”) of 1986, as amended specifically IRC Section 382, the Company’s ability to use U.S. net operating loss and R&D tax credit carryforwards (“tax attribute carryforwards”) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has completed an ownership change analysis pursuant to IRC Section 382 and identified that ownership changes occurred in August 2020, February 2021, and December 2022. The Company’s deferred tax assets related to the tax attributes subject to the limitations identified have resulted in an adjustment to tax attributes of $0.5 million as the Company will have federal R&D credits expire prior to utilization. If further ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382.

As of December 31, 2024, the Company had federal research and development tax credits of $13.1 million, that will begin to expire in 2040. At December 31, 2024, the Company had state research and development credits of $4.5 million, that do not expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Balance at beginning of period	$1,869	$1,208
Decrease related to prior year tax positions	(641)	(717)
Increase related to current year tax positions	1,021	1,378
Balance at end of period	$2,249	$1,869

The Company accounts for its unrecognized tax benefits in accordance with ASC 740. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. At December 31, 2024 and 2023, the Company did not recognize any interest and penalties. The amount of unrecognized tax benefit, if recognized and realized, that would affect the effective tax rate is $2.1 million as of December 31, 2024. The Company does not expect there would be unrecognized tax benefits that will significantly increase or decrease within 12 months of the reporting date.

The Company is not currently under tax examination in any tax jurisdiction. At December 31, 2024, the Company remains subject to income tax examinations in the U.S. and in the U.K. The Company’s tax years from inception are subject to examination in the U.S. and in the U.K. due to historical losses and tax attributes.

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

Expense recognized by the Company under the related party Support Services Agreement with Bayside was as follows (in thousands):

	Year ended December 31,
	2024	2023
Research and development - Bayside	$1,001	$1,023
Total research and development - related party	$1,001	$1,023

At December 31, 2024 and 2023, the Company had accounts payable and accrued expenses due to related parties of $0.1 million and $0.1 million, respectively. At December 31, 2024 and 2023, the Company had $0 and an immaterial amount, respectively, of prepaid expenses and other current assets due from related parties.

13. Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding the allocation of resources and assessing performance. The Company’s CODM is its chief executive officer. The Company views its operations and manages its business as one operating segment as the Company has devoted substantially all of its resources to pre-clinical and clinical research and development activities associated with its product candidates, all of which aim to address a range of inflammatory diseases. The CODM assesses performance for the Company's single operating segment and decides how to allocate resources based on research and development expenses incurred, which is a component of the Company's consolidated net loss as reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. Further, segment depreciation expense and segment asset additions are consistent with consolidated amounts reported within the consolidated statement of cash flows given the Company's operations are aggregated within a single reportable segment. The CODM uses research and development expenses disaggregated at the program-specific level as well as information related to the progression and results of clinical trial activities completed to date for each program to evaluate whether to allocate the Company's resources towards progression on a specific product candidate.

Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss:

	Year ended December 31,
	2024	2023
VTX958	$24,569	$80,577
Tamuzimod (formerly VTX002)	34,603	38,363
VTX2735	8,304	3,306
VTX3232	13,523	5,315
Other segment items(1)	67,451	80,433
Total operating expenses	148,450	207,994
Loss from operations	(148,450)	(207,994)
Interest Income	(13,416)	(15,074)
Other expense	88	42
Total other (income) expense	(13,328)	(15,032)
Net Loss	$(135,122)	$(192,962)

(1) Other segment items are comprised of research and development expenses that are not allocated to each program. These costs include R&D employee and consultant costs as well as allocations of consolidated overhead and stock compensation. Further, general and administrative expenses are included within other segment items as although they are regularly provided to the CODM, they are not utilized as part of the decision making process as it relates to the allocation of resources.