Form 10-Q
period 2025-03-31
Ventyx Biosciences, Inc.
filed 2025-05-08
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Registrant’s telephone number, including area code: (760) 407-6511

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

As of May 5, 2025, the registrant had 71,161,201 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

▪
our cash position, future revenue, operating expenses, capital requirements and needs for additional financing, including that our existing cash, cash equivalent, and marketable securities will be sufficient to fund our obligations for at least 12 months after the issuance of the condensed consolidated financial statements included in this report;
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

ii

▪
our ability to attract and retain key personnel;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$28,076	$27,260
Marketable securities	200,731	190,062
Prepaid expenses and other assets	13,751	12,303
Total current assets	242,558	229,625
Property and equipment, net	522	614
Operating lease right-of-use assets	9,413	9,669
Marketable securities	—	35,621
Restricted cash	975	975
Other long-term assets	12	59
Total assets	$253,480	$276,563
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,320	$3,130
Accrued expenses	8,980	8,594
Current portion of operating lease liabilities	1,094	1,052
Total current liabilities	12,394	12,776
Operating lease liabilities, net of current portion	9,453	9,742
Total liabilities	21,847	22,518
Commitments and contingencies (Note 5)
Stockholders' equity:
Series A non-voting convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 70,601 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized at March 31, 2025 and December 31, 2024; 71,161,201 and 71,130,054 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	813,221	808,190
Accumulated other comprehensive income	154	157
Accumulated deficit	(581,749)	(554,309)
Total stockholders' equity	231,633	254,045
Total liabilities and stockholders' equity	$253,480	$276,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended
	March 31,
	2025	2024
Operating expenses:
Research and development (includes related party amounts of $249 and $254, respectively)	$22,898	$33,747
General and administrative	7,199	8,021
Total operating expenses	30,097	41,768
Loss from operations	(30,097)	(41,768)
Other (income) expense:
Interest income	(2,666)	(3,227)
Other expense	9	31
Total other (income) expense	(2,657)	(3,196)
Net loss	$(27,440)	$(38,572)
Unrealized loss on marketable securities	(114)	(62)
Foreign currency translation	111	(9)
Comprehensive loss	$(27,443)	$(38,643)
Net loss per share attributable to common shareholders, basic and diluted	$(0.39)	$(0.62)
Shares used to compute basic and diluted net loss per share attributable to common shareholders	71,131,439	61,829,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(in thousands, except share amounts)

(unaudited)

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	70,601	$—	71,130,054	$7	$808,190	$157	$(554,309)	$254,045
Issuance of common stock upon vesting of restricted common stock	—	—	31,147	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,031	—	—	5,031
Unrealized loss on marketable securities	—	—	—	—	—	(114)	—	(114)
Foreign currency translation	—	—	—	—	—	111	—	111
Net loss	—	—	—	—	—	—	(27,440)	(27,440)
Balance at March 31, 2025	70,601	$—	71,161,201	$7	$813,221	$154	$(581,749)	$231,633

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	—	$—	59,239,113	$6	$663,154	$(50)	$(419,187)	$243,923
Issuance of common stock from private placement, net of issuance costs	—	—	11,174,000	1	95,080	—	—	95,081
Issuance of common stock upon exercise of stock options	—	—	28,136	—	92	—	—	92
Issuance of common stock upon vesting of restricted common stock	—	—	52,657	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,543	—	—	6,543
Unrealized loss on marketable securities	—	—	—	—	—	(62)	—	(62)
Foreign currency translation	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(38,572)	(38,572)
Balance at March 31, 2024	—	$—	70,493,906	$7	$764,869	$(121)	$(457,759)	$306,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(27,440)	$(38,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	100	70
Loss on disposal of fixed assets	—	98
Gain on lease termination	—	(88)
Amortization of right-of-use assets - operating	256	338
Stock-based compensation	5,031	6,543
Accretion of marketable securities, net	(1,594)	(2,044)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,400)	(5,075)
Operating lease liabilities	(247)	(148)
Accounts payable	(809)	(1,190)
Accrued expenses	385	(7,557)
Net cash used in operating activities	(25,718)	(47,625)
Cash flows from investing activities:
Purchases of marketable securities, available-for-sale	(19,482)	(25,450)
Proceeds from maturities of marketable securities, available-for-sale	45,913	67,390
Purchases of property and equipment	(16)	(175)
Net cash provided by investing activities	26,415	41,765
Cash flows from financing activities:
Proceeds from issuance of common stock from private placement, net of offering costs	—	96,092
Proceeds from exercise of stock options	—	92
Net cash provided by financing activities	—	96,184
Effect of exchange rates on cash, cash equivalents and restricted cash	119	(5)
Net increase in cash, cash equivalents and restricted cash	816	90,319
Cash, cash equivalents and restricted cash, beginning of period	28,235	52,554
Cash, cash equivalents and restricted cash, end of period	$29,051	$142,873

Supplemental disclosure for investing and financing non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$60
Unpaid private placement offering costs	$—	$1,011

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024 reflect the financial results of Ventyx Biosciences, Inc. on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. The condensed consolidated balance sheet data as of December 31, 2024 were derived from the Company’s audited financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025.

The Company's significant accounting policies are detailed in “Note 2: Summary of Significant Accounting Policies” of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to the Company's significant accounting policies from those disclosed in the annual report.

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025 or any future period.

Cash, Cash Equivalents and Restricted Cash

A reconciliation of the cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows is as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Cash and cash equivalents	$28,076	$141,898
Restricted cash	975	975
Total cash, cash equivalents and restricted cash	$29,051	$142,873

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not yet completed its assessment of the impact of ASU 2023-09 on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose specified information about certain costs and expenses on an interim and annual basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on the Company’s financial statement disclosures.

Recently Issued Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, this ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective or modified retrospective basis. The amendments within this ASU are effective for the Company’s fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption of the ASU is permitted to fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2024 and as the Company does not have convertible debt and contracts in the Company’s own equity, the adoption of this standard did not have a material impact to the consolidated financial statements at the adoption date.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$16,849	$—	$—	$16,849
Commercial paper	—	4,981	—	4,981
Total cash equivalents	16,849	4,981	—	21,830
Marketable securities
U.S. Treasury securities	59,571	—	—	59,571
U.S. government agency securities	—	30,126	—	30,126
Corporate debt securities	—	13,947	—	13,947
Commercial paper	—	90,064	—	90,064
Asset backed securities	—	7,023	—	7,023
Total marketable securities	59,571	141,160	—	200,731
Total assets	$76,420	$146,141	$—	$222,561

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$13,538	$—	$—	$13,538
Total cash equivalents	13,538	—	—	13,538
Marketable securities
U.S. Treasury securities	59,411	—	—	59,411
U.S. government agency securities	—	34,882	—	34,882
Corporate debt securities	—	18,882	—	18,882
Commercial paper	—	104,588	—	104,588
Asset backed securities	—	7,920	—	7,920
Total marketable securities	59,411	166,272	—	225,683
Total assets	$72,949	$166,272	$—	$239,221

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. During the three months ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

As of March 31, 2025 and December 31, 2024, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$59,470	$113	$(12)	$59,571
U.S. government agency securities	30,070	56	—	30,126
Corporate debt securities	13,934	15	(2)	13,947
Commercial paper	90,049	25	(10)	90,064
Asset backed securities	7,031	—	(8)	7,023
Total marketable securities	$200,554	$209	$(32)	$200,731

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$59,325	$124	$(38)	$59,411
U.S. government agency securities	34,773	109	—	34,882
Corporate debt securities	18,857	30	(5)	18,882
Commercial paper	104,523	109	(44)	104,588
Asset backed securities	7,914	7	(1)	7,920
Total marketable securities	$225,392	$379	$(88)	$225,683

All of the Company’s marketable securities as of March 31, 2025 have maturity dates of less than one year.

As of March 31, 2025, fifteen available-for-sale marketable securities were in an unrealized loss position. Of the fifteen available-for-sale marketable securities in an unrealized loss position, all had been in an unrealized loss position for less than 12 months. As of December 31, 2024, fourteen available-for-sale marketable securities were in an unrealized loss position. Of the fourteen available-for-sale marketable securities in an unrealized loss position, all had been in an unrealized loss position for less than 12 months.

The following table presents available-for-sale marketable securities that were in an unrealized loss position as of March 31, 2025, aggregated by major security type and length of time in a continuous loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$5,488	$(11)	$—	$—	$5,488	$(11)
Corporate debt securities	$3,974	$(2)	$—	$—	$3,974	$(2)
Commercial paper	$40,103	$(11)	$—	$—	$40,103	$(11)
Asset backed securities	$7,023	$(8)	$—	$—	$7,023	$(8)

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

The Company reviews its marketable securities at each reporting date to determine if any security is impaired, which would require the Company to record an allowance for credit losses in that respective period. The Company evaluated the securities individually for impairment and considered factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the security before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized losses are the result of a credit loss as of March 31, 2025. These marketable securities are of high credit quality, and the Company does not intend to sell these securities prior to maturity and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As such, the Company did not record an allowance for credit losses as of March 31, 2025. During the three months ended March 31, 2025 and the year ended December 31, 2024, the immaterial unrealized losses were due to market fluctuations and were only sustained for a short period of time.

Accrued interest receivable on available-for-sale marketable securities, included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets, was $0.5 million and $1.0 million at March 31, 2025 and December 31, 2024, respectively. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the available-for-sale marketable security. Uncollectible accrued interest receivables associated with an impaired available-for-sale marketable security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three months ended March 31, 2025 or 2024.

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Internal-use software	$491	$491
Leasehold improvements	305	283
Laboratory equipment	150	145
Furniture and fixtures	52	92
Computer hardware and software	—	58
Construction in progress	—	15
Property and equipment, gross	998	1,084
Less: accumulated depreciation	(476)	(470)
Property and equipment, net	$522	$614

During the three months ended March 31, 2025 and 2024, depreciation expense was immaterial.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development costs	$1,011	$646
Accrued clinical trial costs	4,345	1,575
Accrued payroll liabilities	2,414	5,347
Other accrued liabilities	1,043	943
Accrued related party liabilities	167	83
Total accrued expenses	$8,980	$8,594

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

ATM Sales Agreement

In December 2022, the Company entered into a Sales Agreement with Jefferies, as sales agent, pursuant to which the Company may offer and sell in an at-the-market offering, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. The Company has no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. During the year ended December 31, 2023, the Company issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the three months ended March 31, 2025 and the year ended December 31, 2024.

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 as of March 31, 2025 and December 31, 2024. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Series A Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock having a par value of $0.0001 as of March 31, 2025 and December 31, 2024. On September 23, 2024, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating 70,601 shares of its authorized and unissued preferred stock as Series A Preferred Stock and setting forth the powers, preferences, rights, qualifications, limitations and restrictions of the Series A Preferred Stock. Refer to “Note 6: Stockholders’ Equity” of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025 for a description of the terms of the Series A Preferred Stock.

7. Leases

In July 2023, the Company entered into a Sublease with Neurocrine Biosciences, Inc. for office space in San Diego, California which became the Company’s headquarters in August 2023. Under the terms of the Sublease, the Company leased the second floor of the building, including certain furniture and fixtures, located at 12790 El Camino Real in San Diego, California consisting of approximately 35,016 rentable square feet of office space. The term of this non-cancellable lease commenced on July 21, 2023, and will end on July 31, 2031. The Company is subleasing the premises for approximately $2.0 million per year with 3% annual increases in each subsequent year. The Company subleased the premises for approximately $1.0 million in the first year, which included the rent abatement for the second through the seventh full calendar months of the lease term. In lieu of a cash security deposit under the Sublease, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. The letter of credit is secured by a deposit of $0.5 million with the same bank and included in restricted cash on the Company’s condensed consolidated balance sheet at March 31, 2025. The Company used its incremental borrowing rate available at commencement date in determining the present value of lease payments and recognized an operating lease liability of $11.0 million and a corresponding operating lease right-of-use (“ROU”) asset of approximately $11.0 million on the condensed consolidated balance sheet during the year ended December 31, 2023.

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

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 6.3 years and 10.1%, respectively, at March 31, 2025.

During the three months ended March 31, 2025, the Company recognized operating lease costs of $0.6 million and an immaterial amount of variable lease costs. During the three months ended March 31, 2024, the Company recognized operating lease costs of $0.6 million and variable lease costs of $0.1 million. In addition, the Company made cash payments of $0.5 million and $0.4 million for operating leases during the three months ended March 31, 2025 and 2024, respectively, which are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

Future minimum payments under non-cancellable leases as of March 31, 2025 were as follows (in thousands):

Years ending December 31,
2025 (9 months remaining)	1,561
2026	2,135
2027	2,199
2028	2,265
2029	2,333
Thereafter	3,828
Total future minimum lease payments	14,321
Less: imputed interest	(3,774)
Present value of lease liabilities	10,547
Less: lease liabilities, current	(1,094)
Lease liabilities, net of current portion	$9,453

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

The number of common shares available for issuance under the 2021 Plan is 5,612,000 shares of common stock plus any common shares subject to stock options, restricted stock units or similar awards granted under the 2019 Plan that expire, are forfeited or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest, with the maximum number of common shares to be added to the 2021 Plan equal to 4,978,561 common shares. Additionally, shares available for issuance under the 2021 Plan automatically increase on the first day of each fiscal year, beginning with the Company’s 2023 fiscal year, equal to the lesser of 5,102,000 common shares, 5% of the outstanding common shares on the last day of the immediately preceding fiscal year, or such number of common shares determined by the board of directors. On January 1, 2025, the number of shares of common stock that may be issued under the 2021 Plan was automatically increased by 3,556,502 shares.

Options granted under the 2019 Plan and 2021 Plan (collectively, the “Plans”) generally vest over a period of between one and four years and expire ten years from grant date. As of March 31, 2025 and December 31, 2024, the Company had 15,949,699 and 12,366,264 shares, respectively, authorized for issuance under the Plans, and 3,375,301 and 3,454,152 shares, respectively, remained available for grant under the 2021 Plan.

The following table summarizes total stock-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three months ended
	March 31,
	2025	2024
Research and development	$2,462	$2,860
General and administrative	2,569	3,683
Total stock-based compensation expense	$5,031	$6,543

The following table summarizes stock-based compensation expense by type of share-based award (in thousands):

	Three months ended
	March 31,
	2025	2024
Stock options	$4,246	$5,477
Restricted stock awards	—	27
Restricted stock units	764	1,013
Employee Stock Purchase Plan	21	26
Total stock-based compensation expense	$5,031	$6,543

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	9,838,142	$11.52	7.94	$574
Granted	3,937,105	2.10
Exercised	—	—
Forfeited and cancelled	(298,826)	9.43
Outstanding as of March 31, 2025	13,476,421	$8.82	8.14	$142
Vested and expected to vest as of March 31, 2025	13,476,421	$8.82	8.14	$142
Exercisable as of March 31, 2025	6,075,410	$11.96	7.11	$142

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $1.73 and $1.94 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $0 and $0.1 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

Three months ended
March 31,
	2025	2024
Risk-free interest rate	4.2% - 4.6%	3.9% - 4.2%
Expected volatility	102.7% - 103.2%	99.7% - 101.5%
Expected term (in years)	6.0 - 10.0	5.5-10.0
Expected dividend yield	—	—

As of March 31, 2025, unrecognized stock-based compensation was $28.1 million which is expected to be recognized over the weighted average period of 3.1 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of three years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the three months ended March 31, 2025 and 2024, the Company did not repurchase any unvested shares. During the year ended December 31, 2024, all restricted stock awards previously granted were fully vested. During the three months ended March 31, 2025, no restricted stock awards were granted. Therefore, there were no unvested restricted stock awards as of March 31, 2025.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of four years. The following table summarizes restricted stock unit activity for the three months ended March 31, 2025:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2024	266,815	$21.52
Granted	—	—
Vested	(31,147)	33.25
Forfeited	(2,926)	32.18
Unvested balance as of March 31, 2025	232,742	$19.81

As of March 31, 2025, there was approximately $3.1 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 1.0 year.

Employee Stock Purchase Plan

In October 2021, the board of directors and stockholders approved the 2021 ESPP which became effective on October 19, 2021. The maximum number of shares of common stock that will be made available for sale under the ESPP is equal to 510,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP will be increased on the first day of each fiscal year, beginning with fiscal year 2023, in an amount equal to the lesser of 1,020,000 shares of common stock, 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or such number of common shares determined by the board of directors. On January 1, 2025, the number of shares of common stock that are available for sale under the ESPP was automatically increased by 711,300 shares.

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per offering period.

9. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended
	March 31,
	2025	2024
(in thousands, except share and per share amounts)
Numerator:
Net loss	$(27,440)	$(38,572)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	71,131,439	61,829,976
Basic and diluted net loss per share attributable to common shareholders	$(0.39)	$(0.62)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at March 31, 2025 and 2024, because to do so would be anti-dilutive:

	March 31,
	2025	2024
Shares issuable upon exercise of stock options	13,476,421	11,204,140
Shares issuable upon conversion of Series A non-voting preferred stock	7,060,100	—
Unvested restricted stock units	232,742	474,297
Unvested restricted stock awards	—	5,295
Shares purchasable under the 2021 Employee Stock Purchase Plan	70,477	64,108
Total	20,839,740	11,747,840

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

Expense recognized by the Company under the related party Support Services Agreement with Bayside was as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Research and development - Bayside	$249	$254
Total research and development - related party	$249	$254

At March 31, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses due to related parties of $0.3 million and $0.1 million, respectively.

11. Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding the allocation of resources and assessing performance. The Company’s CODM is its chief executive officer. The Company views its operations and manages its business as one operating segment as the Company has devoted substantially all of its resources to pre-clinical and clinical research and development activities associated with its product candidates, all of which aim to address a range of inflammatory diseases. The CODM assesses performance for the Company's single operating segment and decides how to allocate resources based on research and development expenses incurred, which is a component of the Company's consolidated net loss as reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. Further, segment depreciation expense and segment asset additions are consistent with consolidated amounts reported within the condensed consolidated statement of cash flows given the Company's operations are aggregated within a single reportable segment. The CODM uses research and development expenses disaggregated at the program-specific level as well as information related to the progression and results of clinical trial activities completed to date for each program to evaluate whether to allocate the Company’s resources towards progression on a specific product candidate.

Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss (in thousands):

	Three months ended March 31,
	2025	2024
VTX2735	1,914	990
VTX3232	5,471	1,846
Tamuzimod (formerly VTX002)	3,821	10,793
VTX958	1,992	10,215
Other segment items(1)	16,899	17,924
Total operating expenses	30,097	41,768
Loss from operations	(30,097)	(41,768)
Other (income) expense:
Interest income	(2,666)	(3,227)
Other expense	9	31
Total other (income) expense	(2,657)	(3,196)
Net loss	$(27,440)	$(38,572)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025. In addition to historical financial information, the following discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing innovative oral therapies for patients with autoimmune, inflammatory, and neurodegenerative diseases. Our expertise in medicinal chemistry, structural biology, and immunology enables the discovery of differentiated small molecule therapeutics for conditions with high unmet medical need. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. For example:

▪
We are developing a portfolio of clinical-stage small molecule inhibitors of the NOD-like receptor protein 3 (NLRP3) inflammasome, including VTX2735, our peripheral NLRP3 inhibitor, and VTX3232, our CNS-penetrant NLRP3 inhibitor. During the first quarter of 2024, we reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients. We plan to evaluate VTX2735 for further development in cardiovascular diseases, with an initial focus on recurrent pericarditis. We initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Topline results from this trial are anticipated in the second half of 2025.
▪
In the first quarter of 2024, we also reported positive topline results from a Phase 1 trial of VTX3232 in healthy adult volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease. We expect to report topline results from this trial in the second quarter of 2025. In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and additional risk factors for cardiovascular disease. Topline results from this trial are anticipated in the second half of 2025.
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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $135.1 million and $193.0 million for the years ended December 31, 2024 and December 31, 2023, respectively. Our net losses were $27.4 million and $38.6 million for the three months ended March 31, 2025 and 2024, respectively. We had an accumulated deficit of $581.7 million as of March 31, 2025. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

We may generate revenues in the future from payments or royalties associated with potential partnering or collaboration agreements, but have no plans to enter into such arrangements at this time, other than the exploration of potential partnership opportunities for tamuzimod and VTX958. We also do not expect to generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate our product candidate development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

During the year ended December 31, 2023, we issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the three months ended March 31, 2025 and the year ended December 31, 2024.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Research and Development Expense

Research and development expenses consist of expenses incurred while performing research and development activities to discover and develop our product candidates. Research and development costs directly attributable to our product candidates or development programs include external research and development expenses incurred under agreements with contract research organizations, consultants and other vendors that conduct our preclinical and clinical activities, expenses related to manufacturing our product candidates for preclinical and clinical studies and laboratory supplies. Compensation-related expenses consist of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Indirect expenses consist of costs incurred for consolidated overhead, consulting, and discovery activities not associated with a product candidate or development program. Costs incurred in our research and development efforts are expensed as incurred.

We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate compensation-related expenses or indirect expenses to specific product candidates or development programs. The following table summarizes the components of research and development expenses (in thousands):

	Three months ended
	March 31,
	2025	2024	Change
VTX2735	1,914	990	924
VTX3232	5,471	1,846	3,625
Tamuzimod (formerly VTX002)	3,821	10,793	(6,972)
VTX958	1,992	10,215	(8,223)
Compensation-related expenses	7,393	7,577	(184)
Indirect expenses	2,307	2,326	(19)
Total research and development expenses	$22,898	$33,747	$(10,849)

VTX2735. For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, there was a net increase in research and development expenses associated with VTX2735 of approximately $0.9 million related primarily to the ongoing Phase 2 trial in participants with recurrent pericarditis.

VTX3232. For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, there was a net increase in research and development expenses associated with VTX3232 of approximately $3.6 million associated with the ongoing Phase 2 trials in cardiometabolic diseases and Parkinson’s disease, as well as chronic toxicology work.

Tamuzimod (formerly VTX002). For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, there was a net decrease in research and development expenses associated with tamuzimod of approximately $7.0 million due to the close out of Phase 2 trials of tamuzimod in patients with moderately to severely active UC.

VTX958. For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, there was a net decrease in research and development expenses associated with VTX958 of approximately $8.2 million, primarily due to the continued wind down of the Phase 2 trials of VTX958 in psoriasis and psoriatic arthritis, to include associated program activities, and the close out of VTX958 in Crohn’s disease.

Compensation-Related Expenses. For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, there was a net decrease in compensation-related expenses of $0.2 million which included a decrease in stock-based compensation expense of approximately $0.4 million, offset by an increase in payroll-related costs of approximately $0.2 million.

Indirect Expenses. For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, the overall change was immaterial.

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

General and Administrative Expense

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

General and administrative expenses for the three months ended March 31, 2025 and 2024 are presented in the table below (in thousands):

	Three months ended
	March 31,
	2025	2024	Change
General and administrative	7,199	8,021	(822)

General and administrative expenses were $7.2 million and $8.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $0.8 million was primarily due to a decrease of compensation-related expenses and professional service fees of approximately $0.4 million and $0.4 million, respectively.

Other (Income) Expense

The following table summarizes other (income) expense (in thousands):

	Three months ended
	March 31,
	2025	2024	Change
	(in thousands)
Other (income) expense:
Interest income	(2,666)	(3,227)	561
Other expense	9	31	(22)
Total other (income) expense	(2,657)	(3,196)	539

Other income was $2.7 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through March 31, 2025, we have funded our operations primarily through the issuance of equity and debt securities. Prior to our initial public offering (IPO) in October 2021, we issued an aggregate of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. In September 2022, through the closing of a private placement of common stock, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. In February 2023, we received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us from the sale of shares of our common stock through the Sales Agreement. In March 2024, through the closing of a private placement of common stock, we received net proceeds of approximately $95.0 million after deducting transaction-related expenses. In September 2024, we raised gross proceeds of $27.0 million in connection with the sale of Series A non-voting convertible preferred stock in a private placement to Aventis Inc, a wholly-owned subsidiary of Sanofi. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $228.8 million, excluding restricted cash of $1.0 million.

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

Short-term liquidity needs pertaining to our operating leases are approximately $2.2 million. Long-term liquidity needs pertaining to our operating leases are approximately $12.3 million with our last minimum lease payment due in July 2031. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $228.8 million, excluding restricted cash of $1.0 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three months ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(25,718)	$(47,625)
Investing activities	$26,415	$41,765
Financing activities	$—	$96,184

Operating Activities

Net cash used in operating activities was $25.7 million for the three months ended March 31, 2025 and was primarily due to our net loss of $27.4 million offset by $3.8 million for noncash items and a net decrease of $2.1 million in operating assets and liabilities. The noncash items included approximately $5.0 million for stock-based compensation expense, approximately $0.4 million for the amortization of operating right-of-use assets and depreciation expense, offset by approximately $1.6 million for the net accretion of investments in available-for-sale marketable securities. The $2.1 million change in operating assets and liabilities was primarily attributable to an increase in prepaid expenses and other assets of approximately $1.4 million, a decrease in accrued expenses and accounts payable of approximately $0.5 million, and a decrease in operating lease liabilities of $0.2 million.

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

Investing Activities

Net cash used in investing activities was $26.4 million for the three months ended March 31, 2025 and was primarily related to $45.9 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $19.5 million of investments in available-for-sale marketable securities.

Net cash provided by investing activities was $41.8 million for the three months ended March 31, 2024 and was primarily related to $67.4 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $25.5 million of investments in available-for-sale marketable securities.

Financing Activities

During the three months ended March 31, 2025, there was no cash provided by or used in financing activities. We did not undertake any new equity offerings to support ongoing research and development activities. We continue to monitor our capital structure in light of future strategic opportunities.

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

During the three months ended March 31, 2025 there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

Other Company Information

Smaller Reporting Company Status

On December 31, 2023, we ceased to be a “smaller reporting company” (“SRC”) because the market value of our stock held by non-affiliates exceeded $700 million as of June 30, 2023. However, on June 30, 2024, the market value of our stock held by non-affiliates was less than $560 million and we have not yet generated any revenue, and thus we regained qualification as a SRC under Rule 12b-2 of the Exchange Act. Accordingly, we elected to comply with the scaled disclosure relief thereby available to SRCs with our Form 10-Q for the period ended June 30, 2024, as well as each periodic report thereafter, including this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
U.S.-China trade relations may adversely impact our supply chain operations and business.
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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2024, we incurred a net loss of $135.1 million, compared with a net loss of $193.0 million for the year ended December 31, 2023. As of March 31, 2025, we had an accumulated deficit of $581.7 million. For the three months ended March 31, 2025, we incurred a net loss of $27.4 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses may increase substantially in the foreseeable future. As of March 31, 2025, we had an accumulated deficit of $581.7 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. To date, our research and development and our operating costs have been substantial and are expected to remain substantial. We will also require a significant additional amount of capital to commercialize any approved products.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $228.8 million, excluding restricted cash of $1.0 million. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that existing cash, cash equivalents and marketable securities will be sufficient to fund our obligations for at least twelve months from the issuance of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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
▪
the number of ongoing and planned clinical trials in the indications that we are pursuing, such as recurrent pericarditis, which may have very slow enrollment rates;
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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we may need to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used treatments for autoimmune, inflammatory, and neurodegenerative diseases, potential patients and their doctors may be inclined to use conventional therapies rather than enroll patients in any future clinical trial. Additionally, patients, including patients in any control groups, may withdraw from the clinical trial if they are not experiencing improvement in their underlying disease or condition. Withdrawal of patients from our clinical trials may compromise the quality of our data.

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

Competition in the treatment of autoimmune, inflammatory, and neurodegenerative diseases is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our product candidates obsolete even before they are approved or generate any revenue. There are products that are approved and currently under development by others that could compete with the product candidates that we are developing. Our competitors may:

▪
develop safer, more convenient or more effective therapeutic products;
▪
develop therapeutic products that are less expensive or have better reimbursement from private or public payors;
▪
reach the market more rapidly, reducing the potential sales of our products; or
▪
establish superior proprietary positions.

We anticipate substantial direct competition from other organizations developing treatments for autoimmune, inflammatory, and neurodegenerative diseases. In particular, we expect to compete with other new therapies for our lead indications developed by companies such as Novartis, Novo Nordisk, Roche, Kiniksa and others. Many of these companies and our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Our competitors may obtain regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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

We are developing our lead product candidates, VTX2735, VTX3232, tamuzimod (formerly VTX002), and VTX958 for the treatment of autoimmune, inflammatory, and neurodegenerative diseases. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX3232 and VTX2735, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including DFV890 from Novartis, selnoflast (RG418) from Roche AG, NT-0796 and NT-0249 from NodThera, VENT-01 and VENT-02 from Ventus Therapeutics, dapansutrile from Olatec Therapeutics, ZYIL1 from Zydus Cadila, AZD-4144 from AstraZeneca, BGE-100 from BioAge, ADS032 from Adiso Therapeutics, and NMRA-NLRP3 from Neumora. With respect to tamuzimod, if approved, it would compete with a number of therapies approved or in development for ulcerative colitis, including Zeposia (ozanimod), which is an S1P receptor modulator marketed by BMS, and Velsipity (etrasimod), which is an S1P receptor modulator marketed by Pfizer. With respect to VTX958, if approved, it would compete with a number of therapies approved or in development for Crohn’s disease, including Takeda’s zasocitinib (TAK-279), which is also an allosteric TYK2 inhibitor in development for Crohn’s disease. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

During the first quarter of 2024, we reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients. We initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Topline results from this trial are anticipated in the second half of 2025. Regarding VTX3232, in the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2 trial of VTX3232 in participants with early Parkinson’s disease. We expect to report topline results from this trial in the second quarter of 2025. In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and additional risk factors for cardiovascular disease. Topline results from this trial are anticipated in the second half of 2025. In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of tamuzimod in patients with moderately to severely active UC. Furthermore, in October 2024, we announced positive results from the long-term extension of the Phase 2 trial of tamuzimod in participants with UC. We intend to identify a partner or other source of non-dilutive financing to support future development of tamuzimod in ulcerative colitis. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean Crohn’s disease activity index (CDAI) score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by the simple endoscopic score for Crohn’s disease (SES-CD), an objective endpoint, and showed improvement (i.e., decrease) relative to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Full analysis of the Phase 2 data is expected to inform a future development strategy for VTX958 in Crohn’s disease, including potential partnership opportunities; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

Clinical testing is very expensive, can take many years and the outcome is uncertain. The data collected from our clinical trials may not be sufficient to support approval by the FDA of our product candidates for the treatment of autoimmune, inflammatory, and neurodegenerative diseases. The clinical trials for our product candidates under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of any product candidate under development, we may not receive regulatory approval for such product candidate, which would prevent us from generating revenues or achieving profitability.

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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals – Pillar One and Pillar Two – that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. The Council of the European Union has adopted the global corporate 15% minimum tax as provided for in Pillar Two and directed EU member states to implement legislation enacting Pillar Two by December 31, 2023. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is possible that we will have to pay higher taxes in countries where such rules are applicable.

Our projections regarding the market opportunities for our product candidates may not be accurate, and the actual market for our products may be smaller than we estimate.

We do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained current independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend significant capital trying to obtain approval for product candidates that have an uncertain commercial market. Our projections of both the number of people who have autoimmune, inflammatory, and neurodegenerative diseases we are targeting, as well as the subset of people with these diseases who are in a position to receive second- or third-line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. Even if we obtain significant market share for our product candidates, because the potential target populations may be small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

Public perception may be influenced by claims, such as claims that our product candidates are unsafe, unethical or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to new immunology treatments in general could result in greater government regulation and stricter labeling requirements of products to treat autoimmune, inflammatory, and neurodegenerative diseases, including any of our product candidates, if approved, and could cause a decrease in the demand for any product candidates we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. More restrictive government regulations or negative public opinion could have an adverse effect on our business, financial condition, results of operations and prospects, and may delay or impair the development and, if approved, commercialization of our product candidates or demand for any products we may develop.

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

Our chief executive officer, Dr. Mohan, serves as a Partner and Senior Advisor at New Science Ventures, and Dr. Mohan and Dr. Nuss, our chief scientific officer, serve as officers of, and hold ownership interests in, Escalier Biosciences BV and Vimalan Biosciences, Inc. Escalier Biosciences and Vimalan Biosciences are in the business of discovering and developing therapies for the treatment of autoimmune, inflammatory, and neurodegenerative diseases. As a result, they or other companies affiliated with Dr. Mohan and Dr. Nuss may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). As a result, the interests of Dr. Mohan and Dr. Nuss may not be aligned with our other stockholders and they may from time to time be incentivized to take certain actions that benefit their other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Mohan and Dr. Nuss and the companies with which they are involved could impact us.

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

As of March 31, 2025 we had 81 full-time employees, compared to 79 full-time employees as of December 31, 2024. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order - that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, including judicial challenges brought against FDA in view of the Supreme Court’s overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, future legislation, agency decisions, and administrative actions under the current administration will impact the scope of the orphan drug exclusivity.

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

Our product candidates are in clinical development. In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease. We expect to report topline results from this trial in the second quarter of 2025. In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and additional risk factors for cardiovascular disease. Topline results from this trial are anticipated in the second half of 2025. During the first quarter of 2024, we also reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in CAPS patients. We initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Topline results from this trial are anticipated in the second half of 2025. In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of tamuzimod in patients with moderately to severely active ulcerative colitis. We intend to identify a partner or other source of non-dilutive financing to support a pivotal Phase 3 program for tamuzimod in ulcerative colitis. We will not be able to treat patients if we cannot manufacture a sufficient quantity of tamuzimod, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, tamuzimod, VTX2735 and VTX3232 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of tamuzimod, VTX2735 and VTX3232 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine in the Loper Bright decision, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, under the new leadership at the HHS under the current administration, agency reorganization, departure of high-profile regulators at the FDA, layoffs due to the reduction in force initiative may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, President Trump issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Fewer agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and the new FDA commissioner or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed. We cannot predict the full impact of , future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, be subject to other regulatory enforcement action, and we may not achieve or sustain profitability.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, policies implemented by the Department of Government Efficiency, ability to hire and retain key personnel and accept payment of user fees and statutory, regulatory, and policy changes, such as hiring freeze, return-to-office policy, and other executive actions under the current administration. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including changes in the agencies’ leadership under the current administration, delays or disruptions due to staffing shortages, travel restrictions, or public health concerns may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and disruptions could potentially impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare measures initiated by the current administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or change in regulatory requirements could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry, including heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. In an effort to curb Medicare Patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs, as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges and any future legislative, executive, and administrative actions and agency rules implemented by the current administration on us and the biopharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period of time to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.

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

Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

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

We may choose to challenge the enforceability or validity of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. In addition, during those proceedings we may be subject to claims of patent infringement, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced staff and budgets experienced by the Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates.

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

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a United States patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension (PTE) based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Administrative changes at the USPTO or other applicable patent authorities, such as reduced hiring and/or funding, may lead to delays in issuance of a patent resulting in delays in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent). If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.

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

From March 31, 2024 until March 31, 2025, the closing price of our common stock has ranged from a low of $1.15 to a high of $5.59. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of May 5, 2025, we had 71,161,201 outstanding shares of common stock and 70,601 shares of Series A Non-Voting Convertible Preferred Stock which are convertible into 100 shares of common stock for each share of Series A Non-Voting Convertible Preferred Stock. All outstanding shares of common stock are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

Additionally, on September 23, 2024, we entered into a securities purchase agreement for a private placement with Aventis Inc. Pursuant to the securities purchase agreement, we agreed to sell to Aventis 70,601 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, at a purchase price of $3.8243 per share. The Series A Non-Voting Convertible Preferred Stock is convertible at the option of Aventis, or any subsequent holder, at any time into 100 shares of common stock for each share of Series A Non-Voting Convertible Preferred Stock. The private placement closed on September 23, 2024. On November 7, 2024, we filed a registration statement on Form S-3 to register the offer and resale of the shares issuable upon conversion Series A Non-Voting Convertible Preferred Stock, and on November 15, 2024, that registration statement was declared effective by the Securities and Exchange Commission. .

In addition, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 22,345,053 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitation applicable to affiliates and the lock-up agreements described above.

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

Changes in United States trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations.

Changes in United States trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where we source from third party suppliers could result in increased material costs for our products. If we are unable to mitigate these risks through supply chain adjustments, such as changing third party suppliers, the development, testing and clinical trials of our drug candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities by us during the quarter ended March 31, 2025 that were not previously reported in current reports on Form 8-K filed with the SEC.

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

Ventyx Biosciences, Inc.

Date: May 8, 2025	By:	/s/ Roy Gonzales
Roy Gonzales, C.P.A., M.B.A.
Senior Vice President, Finance
(Interim Principal Financial and Accounting Officer and duly authorized to sign on behalf of the registrant)