Form 10-Q
period 2025-06-30
Ventyx Biosciences, Inc.
filed 2025-08-07
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 71,308,518 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,301	$27,260
Marketable securities	176,658	190,062
Prepaid expenses and other assets	10,363	12,303
Total current assets	219,322	229,625
Property and equipment, net	549	614
Operating lease right-of-use assets	9,151	9,669
Marketable securities	—	35,621
Restricted cash	975	975
Other long-term assets	12	59
Total assets	$230,009	$276,563
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$913	$3,130
Accrued expenses	9,418	8,594
Current portion of operating lease liabilities	1,138	1,052
Total current liabilities	11,469	12,776
Operating lease liabilities, net of current portion	9,157	9,742
Total liabilities	20,626	22,518
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series A non-voting convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 70,601 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized at June 30, 2025 and December 31, 2024; 71,234,510 and 71,130,054 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	817,864	808,190
Accumulated other comprehensive income	248	157
Accumulated deficit	(608,736)	(554,309)
Total stockholders’ equity	209,383	254,045
Total liabilities and stockholders’ equity	$230,009	$276,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (includes related party amounts of $252, $249, $501 and $503, respectively)	$22,266	$27,805	$45,164	$61,552
General and administrative	7,067	7,907	14,266	15,928
Total operating expenses	29,333	35,712	59,430	77,480
Loss from operations	(29,333)	(35,712)	(59,430)	(77,480)
Other (income) expense:
Interest income	(2,367)	(3,783)	(5,033)	(7,010)
Other expense	21	21	30	52
Total other (income) expense	(2,346)	(3,762)	(5,003)	(6,958)
Net loss	$(26,987)	$(31,950)	$(54,427)	$(70,522)
Unrealized loss on marketable securities	(152)	(119)	(266)	(181)
Foreign currency translation	246	(8)	357	(17)
Comprehensive loss	$(26,893)	$(32,077)	$(54,336)	$(70,720)
Net loss per share attributable to common shareholders, basic and diluted	$(0.38)	$(0.45)	$(0.76)	$(1.07)
Shares used to compute basic and diluted net loss per share attributable to common shareholders	71,198,652	70,554,718	71,165,440	66,192,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025

(in thousands, except share amounts)

(unaudited)

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	70,601	$—	71,130,054	$7	$808,190	$157	$(554,309)	$254,045
Issuance of common stock upon vesting of restricted common stock	—	—	31,147	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,031	—	—	5,031
Unrealized loss on marketable securities	—	—	—	—	—	(114)	—	(114)
Foreign currency translation	—	—	—	—	—	111	—	111
Net loss	—	—	—	—	—	—	(27,440)	(27,440)
Balance at March 31, 2025	70,601	$—	71,161,201	$7	$813,221	$154	$(581,749)	$231,633
Issuance of common stock upon vesting of restricted common stock	—	—	6,841	—	—	—	—	—
Shares issued under employee stock purchase plan			66,468		68			68
Stock-based compensation expense	—	—	—	—	4,575	—	—	4,575
Unrealized loss on marketable securities	—	—	—	—	—	(152)	—	(152)
Foreign currency translation	—	—	—	—	—	246	—	246
Net loss	—	—	—	—	—	—	(26,987)	(26,987)
Balance at June 30, 2025	70,601	$—	71,234,510	$7	$817,864	$248	$(608,736)	$209,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024

(in thousands, except share amounts)

(unaudited)

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	—	$—	59,239,113	$6	$663,154	$(50)	$(419,187)	$243,923
Issuance of common stock from private placement, net of issuance costs	—	—	11,174,000	1	95,080	—	—	95,081
Issuance of common stock upon exercise of stock options	—	—	28,136	—	92	—	—	92
Issuance of common stock upon vesting of restricted common stock	—	—	52,657	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,543	—	—	6,543
Unrealized loss on marketable securities	—	—	—	—	—	(62)	—	(62)
Foreign currency translation	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(38,572)	(38,572)
Balance at March 31, 2024	—	$—	70,493,906	$7	$764,869	$(121)	$(457,759)	$306,996
Additional costs incurred associated with the issuance of common stock from private placement	—	—	—	—	(35)	—	—	(35)
Issuance of common stock upon exercise of stock options	—	—	99,860	—	26	—	—	26
Issuance of common stock upon vesting of restricted common stock	—	—	12,137	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	56,903	—	114	—	—	114
Stock-based compensation expense	—	—	—	—	5,771	—	—	5,771
Unrealized loss on marketable securities	—	—	—	—	—	(119)	—	(119)
Foreign currency translation	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(31,950)	(31,950)
Balance at June 30, 2024	—	$—	70,662,806	$7	$770,745	$(248)	$(489,709)	$280,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(54,427)	$(70,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	161	135
Loss on disposal of fixed assets	—	100
Gain on lease termination	—	(88)
Amortization of right-of-use assets - operating	518	589
Stock-based compensation	9,606	12,314
Accretion of marketable securities, net	(2,907)	(4,793)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,988	(5,391)
Operating lease liabilities	(500)	(377)
Accounts payable	(2,236)	828
Accrued expenses	802	(4,958)
Net cash used in operating activities	(46,995)	(72,163)
Cash flows from investing activities:
Purchases of marketable securities, available-for-sale	(53,348)	(176,160)
Proceeds from maturities of marketable securities, available-for-sale	105,013	142,640
Purchases of property and equipment	(58)	(235)
Net cash provided by (used in) investing activities	51,607	(33,755)
Cash flows from financing activities:
Proceeds from issuance of common stock from private placement, net of offering costs	—	95,046
Proceeds from exercise of stock options	—	118
Proceeds from issuance of common stock under employee stock purchase plan	68	114
Net cash provided by financing activities	68	95,278
Effect of exchange rates on cash, cash equivalents and restricted cash	361	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,041	(10,654)
Cash, cash equivalents and restricted cash, beginning of period	28,235	52,554
Cash, cash equivalents and restricted cash, end of period	$33,276	$41,900

Supplemental disclosure for investing and financing non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$40	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2024 reflect the financial results of Ventyx Biosciences, Inc. on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s significant accounting policies are detailed in “Note 2: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to the Company’s significant accounting policies from those disclosed in the annual report.

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025 or any future period.

Cash, Cash Equivalents and Restricted Cash

A reconciliation of the cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows is as follows (in thousands):

	Six months ended
	June 30,
	2025	2024
Cash and cash equivalents	$32,301	$40,925
Restricted cash	975	975
Total cash, cash equivalents and restricted cash	$33,276	$41,900

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$17,667	$—	$—	$17,667
Commercial paper	—	4,992	—	4,992
Total cash equivalents	17,667	4,992	—	22,659
Marketable securities
U.S. Treasury securities	67,670	—	—	67,670
U.S. government agency securities	—	20,753	—	20,753
Corporate debt securities	—	8,012	—	8,012
Commercial paper	—	73,208	—	73,208
Asset backed securities	—	7,015	—	7,015
Total marketable securities	67,670	108,988	—	176,658
Total assets	$85,337	$113,980	$—	$199,317

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$13,538	$—	$—	$13,538
Total cash equivalents	13,538	—	—	13,538
Marketable securities
U.S. Treasury securities	59,411	—	—	59,411
U.S. government agency securities	—	34,882	—	34,882
Corporate debt securities	—	18,882	—	18,882
Commercial paper	—	104,588	—	104,588
Asset backed securities	—	7,920	—	7,920
Total marketable securities	59,411	166,272	—	225,683
Total assets	$72,949	$166,272	$—	$239,221

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. During the six months ended June 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

As of June 30, 2025 and December 31, 2024, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows (in thousands):

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$67,636	$51	$(17)	$67,670
U.S. government agency securities	20,739	14	—	20,753
Corporate debt securities	8,008	4	—	8,012
Commercial paper	73,232	1	(25)	73,208
Asset backed securities	7,018	—	(3)	7,015
Total marketable securities	$176,633	$70	$(45)	$176,658

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$59,325	$124	$(38)	$59,411
U.S. government agency securities	34,773	109	—	34,882
Corporate debt securities	18,857	30	(5)	18,882
Commercial paper	104,523	109	(44)	104,588
Asset backed securities	7,914	7	(1)	7,920
Total marketable securities	$225,392	$379	$(88)	$225,683

All of the Company’s marketable securities as of June 30, 2025 have maturity dates of less than one year.

As of June 30, 2025, twenty-six available-for-sale marketable securities were in an unrealized loss position. Of the twenty-six available-for-sale marketable securities in an unrealized loss position, all had been in an unrealized loss position for less than 12 months. As of December 31, 2024, fourteen available-for-sale marketable securities were in an unrealized loss position. Of the fourteen available-for-sale marketable securities in an unrealized loss position, all had been in an unrealized loss position for less than 12 months.

The following table presents available-for-sale marketable securities that were in an unrealized loss position as of June 30, 2025, aggregated by major security type and length of time in a continuous loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$20,424	$(17)	$—	$—	$20,424	$(17)
Commercial paper	$68,307	$(25)	$—	$—	$68,307	$(25)
Asset backed securities	$7,015	$(3)	$—	$—	$7,015	$(3)

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

The Company reviews its marketable securities at each reporting date to determine if any security is impaired, which would require the Company to record an allowance for credit losses in that respective period. The Company evaluated the securities individually for impairment and considered factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the security before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized losses are the result of a credit loss as of June 30, 2025. These marketable securities are of high credit quality, and the Company does not intend to sell these securities prior to maturity and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As such, the Company did not record an allowance for credit losses as of June 30, 2025. During the six months ended June 30, 2025 and the year ended December 31, 2024, the immaterial unrealized losses were due to market fluctuations and were only sustained for a short period of time.

Accrued interest receivable on available-for-sale marketable securities, included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets, was $1.0 million at June 30, 2025 and December 31, 2024. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the available-for-sale marketable security. Uncollectible accrued interest receivables associated with an impaired available-for-sale marketable security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the six months ended June 30, 2025 or 2024.

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Internal-use software	$491	$491
Leasehold improvements	305	283
Laboratory equipment	165	145
Furniture and fixtures	52	92
Computer hardware and software	—	58
Construction in progress	82	15
Property and equipment, gross	1,095	1,084
Less: accumulated depreciation	(546)	(470)
Property and equipment, net	$549	$614

During the three and six months ended June 30, 2025, depreciation expense was $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2024, depreciation expense was $0.1 million.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development costs	$802	$646
Accrued clinical trial costs	4,176	1,575
Accrued payroll liabilities	3,403	5,347
Other accrued liabilities	873	943
Accrued related party liabilities	164	83
Total accrued expenses	$9,418	$8,594

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

Securities Class Action (Voluntarily Dismissed)

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

Shareholder Derivative Action (Voluntarily Dismissed)

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

6. Stockholders’ Equity

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

ATM Sales Agreement

In December 2022, the Company entered into a Sales Agreement with Jefferies, as sales agent, pursuant to which the Company may offer and sell in an at-the-market offering, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. The Company has no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. During the year ended December 31, 2023, the Company issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the six months ended June 30, 2025 and the year ended December 31, 2024.

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 as of June 30, 2025 and December 31, 2024. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Series A Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock having a par value of $0.0001 as of June 30, 2025 and December 31, 2024. On September 23, 2024, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating 70,601 shares of its authorized and unissued preferred stock as Series A Preferred Stock and setting forth the powers, preferences, rights, qualifications, limitations and restrictions of the Series A Preferred Stock. Refer to “Note 6: Stockholders’ Equity” of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025 for a description of the terms of the Series A Preferred Stock.

7. Leases

In July 2023, the Company entered into a Sublease with Neurocrine Biosciences, Inc. for office space in San Diego, California which became the Company’s headquarters in August 2023. Under the terms of the Sublease, the Company leased the second floor of the building, including certain furniture and fixtures, located at 12790 El Camino Real in San Diego, California consisting of approximately 35,016 rentable square feet of office space. The term of this non-cancellable lease commenced on July 21, 2023, and will end on July 31, 2031. The Company is subleasing the premises for approximately $2.0 million per year with 3% annual increases in each subsequent year. The Company subleased the premises for approximately $1.0 million in the first year, which included the rent abatement for the second through the seventh full calendar months of the lease term. In lieu of a cash security deposit under the Sublease, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. The letter of credit is secured by a deposit of $0.5 million with the same bank and included in restricted cash on the Company’s condensed consolidated balance sheet at June 30, 2025. The Company used its incremental borrowing rate available at commencement date in determining the present value of lease payments and recognized an operating lease liability of $11.0 million and a corresponding operating lease right-of-use (“ROU”) asset of approximately $11.0 million on the condensed consolidated balance sheet during the year ended December 31, 2023.

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

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 6.1 years and 10.1%, respectively, at June 30, 2025.

During the three and six months ended June 30, 2025, the Company recognized operating lease costs of $0.6 million and $1.2 million, respectively, and an immaterial amount of variable lease costs. During the three and six months ended June 30, 2024, the Company recognized operating lease costs of $0.6 million and $1.2 million, respectively, and variable lease costs of $0 and $0.2 million. In addition, the Company made cash payments of $1.1 million and $1.0 million for operating leases during the six months ended June 30, 2025 and 2024, respectively, which are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

Future minimum payments under non-cancellable leases as of June 30, 2025 were as follows (in thousands):

Years ending December 31,
2025 (6 months remaining)	1,050
2026	2,135
2027	2,199
2028	2,265
2029	2,333
Thereafter	3,828
Total future minimum lease payments	13,810
Less: imputed interest	(3,515)
Present value of lease liabilities	10,295
Less: lease liabilities, current	(1,138)
Lease liabilities, net of current portion	$9,157

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

Options granted under the 2019 Plan and 2021 Plan (collectively, the “Plans”) generally vest over a period of between one and four years and expire ten years from grant date. As of June 30, 2025 and December 31, 2024, the Company had 15,968,281 and 12,366,264 shares, respectively, authorized for issuance under the Plans, and 3,514,879 and 3,454,152 shares, respectively, remained available for grant under the 2021 Plan.

The following table summarizes total stock-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$2,099	$2,574	$4,561	$5,434
General and administrative	2,476	3,197	5,045	6,880
Total stock-based compensation expense	$4,575	$5,771	$9,606	$12,314

The following table summarizes stock-based compensation expense by type of share-based award (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	$3,802	$4,885	$8,048	$10,362
Restricted stock awards	—	10	—	37
Restricted stock units	752	850	1,516	1,863
Employee Stock Purchase Plan	21	26	42	52
Total stock-based compensation expense	$4,575	$5,771	$9,606	$12,314

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	9,838,142	$11.52	7.94	$574
Granted	4,329,305	2.12
Exercised	—	—
Forfeited and cancelled	(824,478)	10.89
Outstanding as of June 30, 2025	13,342,969	$8.51	8.01	$587
Vested and expected to vest as of June 30, 2025	13,342,969	$8.51	8.01	$587
Exercisable as of June 30, 2025	6,834,937	$11.37	7.03	$322

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $1.75 and $2.50 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $0 and $0.5 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

Six months ended
June 30,
	2025	2024
Risk-free interest rate	4.0% - 4.6%	3.9% - 4.7%
Expected volatility	101.9% - 103.2%	99.7% - 102.6%
Expected term (in years)	5.5 - 10.0	5.5-10.0
Expected dividend yield	—	—

As of June 30, 2025, unrecognized stock-based compensation was $23.4 million which is expected to be recognized over the weighted average period of 3.0 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of three years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the six months ended June 30, 2025 and 2024, the Company did not repurchase any unvested shares. During the year ended December 31, 2024, all restricted stock awards previously granted were fully vested. During the six months ended June 30, 2025, no restricted stock awards were granted. Therefore, there were no unvested restricted stock awards as of June 30, 2025.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of four years. The following table summarizes restricted stock unit activity for the six months ended June 30, 2025:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2024	266,815	$21.52
Granted	—	—
Vested	(37,988)	31.20
Forfeited and cancelled	(9,052)	39.52
Unvested balance as of June 30, 2025	219,775	$19.10

As of June 30, 2025, there was approximately $2.3 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 0.8 years.

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

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per offering period. During the six months ended June 30, 2025 and 2024, 66,468 and 56,903 shares, respectively, were issued under the ESPP at average share prices of $1.03 and $2.01, respectively.

9. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
(in thousands, except share and per share amounts)
Numerator:
Net loss	$(26,987)	$(31,950)	$(54,427)	$(70,522)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	71,198,652	70,554,718	71,165,440	66,192,348
Basic and diluted net loss per share attributable to common shareholders	$(0.38)	$(0.45)	$(0.76)	$(1.07)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at June 30, 2025 and 2024, because to do so would be anti-dilutive:

	June 30,
	2025	2024
Shares issuable upon exercise of stock options	13,342,969	10,793,201
Shares issuable upon conversion of Series A non-voting preferred stock	7,060,100	—
Unvested restricted stock units	219,775	444,718
Shares purchasable under the 2021 Employee Stock Purchase Plan	91,398	56,879
Total	20,714,242	11,294,798

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

Expense recognized by the Company under the related party Support Services Agreement with Bayside was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development - Bayside	$252	$249	$501	$503
Total research and development - related party	$252	$249	$501	$503

At June 30, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses due to related parties of $0.2 million and $0.1 million, respectively.

11. Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding the allocation of resources and assessing performance. The Company’s CODM is its chief executive officer. The Company views its operations and manages its business as one operating segment as the Company has devoted substantially all of its resources to pre-clinical and clinical research and development activities associated with its product candidates, all of which aim to address a range of inflammatory diseases. The CODM assesses performance for the Company’s single operating segment and decides how to allocate resources based on research and development expenses incurred, which is a component of the Company’s consolidated net loss as reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. Further, segment depreciation expense and segment asset additions are consistent with consolidated amounts reported within the condensed consolidated statement of cash flows given the Company’s operations are aggregated within a single reportable segment. The CODM uses research and development expenses disaggregated at the program-specific level as well as information related to the progression and results of clinical trial activities completed to date for each program to evaluate whether to allocate the Company’s resources towards progression on a specific product candidate.

Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
VTX2735	3,156	1,654	5,069	2,644
VTX3232	7,442	3,359	12,913	5,205
Tamuzimod (formerly VTX002)	1,667	9,232	5,487	20,025
VTX958	991	6,362	2,983	16,577
Other segment items(1)	16,077	15,105	32,978	33,029
Total operating expenses	29,333	35,712	59,430	77,480
Loss from operations	(29,333)	(35,712)	(59,430)	(77,480)
Other (income) expense:
Interest income	(2,367)	(3,783)	(5,033)	(7,010)
Other expense	21	21	30	52
Total other (income) expense	(2,346)	(3,762)	(5,003)	(6,958)
Net loss	$(26,987)	$(31,950)	$(54,427)	$(70,522)

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
o
During the first quarter of 2024, we reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients. We are evaluating the potential of VTX2735 in cardiovascular diseases, with an initial focus on recurrent pericarditis. We initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Topline results from this trial are anticipated in the fourth quarter of 2025.
o
In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in healthy adult volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease and subsequently, in June 2025, we reported positive topline results from this trial. The Phase 2a trial met its goal of establishing the safety and tolerability of VTX3232 in patients with early-stage Parkinson’s disease with no drug-related treatment-emergent adverse events observed. Cerebral spinal fluid (CSF) and plasma exposures exceeded the IC90 for NLRP3 inhibition by at least 3-fold for a full 24-hours post-dose. Lastly, VTX3232 treatment was associated with significant reductions in NLRP3-related biomarkers in CSF and plasma. The Company has initiated planning discussions for a double blind, placebo-controlled, dose ranging Phase 2 trial in Parkinson’s disease, and potentially in additional neurodegenerative disorders such as Alzheimer’s disease.
o
In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and additional risk factors for cardiometabolic disease. Topline results from this trial are anticipated in the early fourth quarter of 2025.
▪
Our inflammatory bowel disease (IBD) portfolio includes tamuzimod (formerly VTX002) and VTX958.
o
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
o
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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $135.1 million and $193.0 million for the years ended December 31, 2024 and December 31, 2023, respectively. Our net losses were $27.0 million and $32.0 million for the three months ended June 30, 2025 and 2024, respectively, and $54.4 million and $70.5 million for the six months ended June 30, 2025 and 2024, respectively. We had an accumulated deficit of $608.7 million as of June 30, 2025. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

We may generate revenues in the future from payments or royalties associated with potential partnering or collaboration agreements, but have no plans to enter into such arrangements at this time, other than the exploration of potential partnership opportunities for tamuzimod and VTX958. We also do not expect to generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate our product candidate development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

During the year ended December 31, 2023, we issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the six months ended June 30, 2025 and the year ended December 31, 2024.

Impact of Macroeconomic Factors

Economic uncertainty in various global markets, including the U.S. and Europe, caused among other things by political instability and conflict, such as the military conflicts in Ukraine and the Middle East, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused volatile changes to inflation globally. Our business, financial condition and results of operations could be materially and adversely affected by further negative impact on the global economy and capital markets resulting from these or future global economic conditions, particularly if such conditions are prolonged, worsen, or remain uncertain.

Additionally, changes in United States trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of retaliatory or new tariffs or increases in existing tariffs on goods imported from countries where we source from third party suppliers could result in increased material costs for our products. If we are unable to mitigate these risks through supply chain adjustments, such as changing third party suppliers, the development, testing and clinical trials of our drug candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (OBBBA), a broad tax and spending bill that includes provisions impacting corporate taxpayers. The OBBBA’s various provisions include, among other things, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Company is in the process of evaluating the impact of the OBBBA to our consolidated financial statements. We will continue to monitor for further changes and evaluate the enacted provisions of the new law and potential impacts on our consolidated financial statements as appropriate.

Although, to date, our business has not been materially impacted by these global economic, trade and geopolitical conditions, we are unable to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. The extent and duration of these market disruptions, whether as a result of the military conflicts in Ukraine and the Middle East and effects of related sanctions, geopolitical tensions, trade or legislative policy, volatile changes to inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

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

We expect research and development costs to increase in the future for VTX2735 and VTX3232 and decrease in the future for tamuzimod and VTX958, as compared to the historical costs incurred for each product candidate. The expected increase in research and development costs associated with VTX2735 and VTX3232 is attributable to the continued development of each product candidate. The expected decrease in research and development costs associated with tamuzimod and VTX958 is attributable to the close out of the Phase 2 trial of tamuzimod in patients with moderately to severely active UC and the close out of the Phase 2 trials of VTX958 in Crohn’s disease, psoriasis, and psoriatic arthritis.

The following table summarizes the components of research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended
	June 30,
	2025	2024	Change
VTX2735	3,156	1,654	1,502
VTX3232	7,442	3,359	4,083
Tamuzimod (formerly VTX002)	1,667	9,232	(7,565)
VTX958	991	6,362	(5,371)
Compensation-related expenses	6,828	6,836	(8)
Indirect expenses	2,182	362	1,820
Total research and development expenses	$22,266	$27,805	$(5,539)

VTX2735. For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, there was a net increase in research and development expenses associated with VTX2735 of approximately $1.5 million related primarily to the ongoing Phase 2 trial in participants with recurrent pericarditis.

VTX3232. For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, there was a net increase in research and development expenses associated with VTX3232 of approximately $4.1 million associated with the ongoing Phase 2 trials in cardiometabolic diseases and the completion of the Parkinson’s disease trial.

Tamuzimod (formerly VTX002). For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, there was a net decrease in research and development expenses associated with tamuzimod of approximately $7.6 million due to the close out of the Phase 2 trial of tamuzimod in patients with moderately to severely active UC.

VTX958. For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, there was a net decrease in research and development expenses associated with VTX958 of approximately $5.4 million, primarily due to the close out of the Phase 2 trials of VTX958 in Crohn’s disease, psoriasis, and psoriatic arthritis.

Compensation-Related Expenses. For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, there was an immaterial change in compensation-related expenses which included a decrease in stock-based compensation expense of approximately $0.5 million, offset by an increase in payroll-related costs of approximately $0.5 million.

Indirect Expenses. For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, there was a net increase in indirect expenses of $1.8 million. During the three months ended June 30, 2024, we received a $2.1 million research and development tax credit from the United Kingdom, which was treated as an offset against our indirect research and development expenses during the corresponding period. The remaining change between each period was attributable to a $0.3 million decrease in professional service fees and non-program specific discovery costs incurred.

The following table summarizes the components of research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended
	June 30,
	2025	2024	Change
VTX2735	5,069	2,644	2,425
VTX3232	12,913	5,205	7,708
Tamuzimod (formerly VTX002)	5,487	20,025	(14,538)
VTX958	2,983	16,577	(13,594)
Compensation-related expenses	14,221	14,413	(192)
Indirect expenses	4,491	2,688	1,803
Total research and development expenses	$45,164	$61,552	$(16,388)

VTX2735. For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, there was a net increase in research and development expenses associated with VTX2735 of approximately $2.4 million related primarily to the ongoing Phase 2 trial in participants with recurrent pericarditis.

VTX3232. For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, there was a net increase in research and development expenses associated with VTX3232 of approximately $7.7 million associated with the ongoing Phase 2 trials in cardiometabolic diseases and the completion of the Parkinson’s disease trial.

Tamuzimod (formerly VTX002). For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, there was a net decrease in research and development expenses associated with tamuzimod of approximately $14.5 million due to the close out of the Phase 2 trial of tamuzimod in patients with moderately to severely active UC.

VTX958. For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, there was a net decrease in research and development expenses associated with VTX958 of approximately $13.6 million, primarily due to the close out of the Phase 2 trials of VTX958 in Crohn’s disease, psoriasis and psoriatic arthritis.

Compensation-Related Expenses. For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, there was a net decrease in compensation-related expenses of $0.2 million which included a decrease in stock-based compensation expense of approximately $0.9 million, offset by an increase in payroll-related costs of approximately $0.7 million.

Indirect Expenses. For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, there was a net increase in indirect expenses of $1.8 million. During the six months ended June 30, 2024, we received a $2.1 million research and development tax credit from the United Kingdom, which was treated as an offset against our indirect research and development expenses during the corresponding period. The remaining change between each period was attributable to a $0.3 million decrease in professional service fees and non-program specific discovery costs incurred.

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

General and administrative expenses for the three months ended June 30, 2025 and 2024 are presented in the table below (in thousands):

	Three months ended
	June 30,
	2025	2024	Change
General and administrative	7,067	7,907	(840)

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, there was a net decrease in general and administrative expenses of approximately $0.8 million due to a decrease of compensation-related expenses and professional service fees of approximately $0.4 million and $0.6 million, respectively, offset by an increase in facility related and other expenses of $0.2 million,.

General and administrative expenses for the six months ended June 30, 2025 and 2024 are presented in the table below (in thousands):

	Six months ended
	June 30,
	2025	2024	Change
General and administrative	14,266	15,928	(1,662)

For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, there was a net decrease in general and administrative expenses of approximately $1.7 million due to a decrease of compensation-related expenses and professional service fees of approximately $0.8 million and $1.0 million, respectively, offset by an increase in facility related expenses of $0.1 million.

Other (Income) Expense

The following table summarizes other (income) expense for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended
	June 30,
	2025	2024	Change
Other (income) expense:
Interest income	(2,367)	(3,783)	1,416
Other expense	21	21	—
Total other (income) expense	(2,346)	(3,762)	1,416

The following table summarizes other (income) expense for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended
	June 30,
	2025	2024	Change
Other (income) expense:
Interest income	(5,033)	(7,010)	1,977
Other expense	30	52	(22)
Total other (income) expense	(5,003)	(6,958)	1,955

During the three and six months ended June 30, 2025 and 2024, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents. The decrease of interest income during the three and six months ended June 30, 2025 and 2024 was primarily due to lower average cash balances and interest rates.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through June 30, 2025, we have funded our operations primarily through the issuance of equity and debt securities. Prior to our initial public offering (IPO) in October 2021, we issued an aggregate of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. In September 2022, through the closing of a private placement of common stock, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. In February 2023, we received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us from the sale of shares of our common stock through the Sales Agreement. In March 2024, through the closing of a private placement of common stock, we received net proceeds of approximately $95.0 million after deducting transaction-related expenses. In September 2024, we received net proceeds of approximately $26.6 million after deducting issuance costs payable by us in connection with the sale of Series A non-voting convertible preferred stock in a private placement to Aventis Inc, a wholly-owned subsidiary of Sanofi. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $209.0 million, excluding restricted cash of $1.0 million.

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

Short-term liquidity needs pertaining to our operating leases are approximately $2.3 million. Long-term liquidity needs pertaining to our operating leases are approximately $11.7 million with our last minimum lease payment due in July 2031. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $209.0 million, excluding restricted cash of $1.0 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six months ended
	June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(46,995)	$(72,163)
Investing activities	$51,607	$(33,755)
Financing activities	$68	$95,278

Operating Activities

Net cash used in operating activities was $47.0 million for the six months ended June 30, 2025 and was primarily due to our net loss of $54.4 million offset by $7.4 million for noncash items and a de minimis change in operating assets and liabilities. The noncash items included approximately $9.6 million for stock-based compensation expense and approximately $0.7 million for the amortization of operating right-of-use assets and depreciation expense, offset by approximately $2.9 million for the net accretion of investments in available-for-sale marketable securities. The de minimis change in operating assets and liabilities was primarily attributable to a decrease in prepaid expenses and other assets of approximately $2.0 million, a net decrease in accrued expenses and accounts payable of approximately $1.4 million, and a decrease in operating lease liabilities of $0.5 million.

Net cash used in operating activities was $72.2 million for the six months ended June 30, 2024 and was primarily due to our net loss of $70.5 million offset by $8.3 million for noncash items and a net decrease of $9.9 million in operating assets and liabilities. The noncash items included approximately $12.3 million for stock-based compensation expense and approximately $0.7 million for the amortization of operating right-of-use assets and depreciation expense, offset by approximately $4.8 million for the net accretion of investments in available-for-sale marketable securities. The $9.9 million change in operating assets and liabilities was primarily attributable to a decrease in accrued expenses of approximately $5.0 million, an increase in prepaid expenses and other assets of approximately $5.4 million and a decrease in operating lease liabilities of $0.3 million, offset by an increase in accounts payable of approximately $0.8 million.

Investing Activities

Net cash provided by investing activities was $51.6 million for the six months ended June 30, 2025 and was primarily related to $105.0 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $53.3 million of investments in available-for-sale marketable securities.

Net cash used in investing activities was $33.8 million for the six months ended June 30, 2024 and was primarily related to the purchase of $176.2 million of investments in available-for-sale marketable securities, offset by $142.6 million in proceeds from maturities of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2025 and was attributable to $0.1 million in proceeds from the issuance of common stock under the 2021 Employee Stock Purchase Plan.

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

During the six months ended June 30, 2025 there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2024, we incurred a net loss of $135.1 million, compared with a net loss of $193.0 million for the year ended December 31, 2023. As of June 30, 2025, we had an accumulated deficit of $608.7 million. For the six months ended June 30, 2025, we incurred a net loss of $54.4 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses may increase substantially in the foreseeable future. As of June 30, 2025, we had an accumulated deficit of $608.7 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. To date, our research and development and our operating costs have been substantial and are expected to remain substantial. We will also require a significant additional amount of capital to commercialize any approved products.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $209.0 million, excluding restricted cash of $1.0 million. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that existing cash, cash equivalents and marketable securities will be sufficient to fund our obligations for at least twelve months from the issuance of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

Additionally, some of the clinical trials we conduct in the future may be open-label in study design, such as our current Phase 2 trial of VTX2735 in participants with recurrent pericarditis, and may be conducted at a limited number of clinical sites on a limited number of patients, similar to our Phase 2a trial of VTX3232 in participants with early Parkinson’s disease. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

During the first quarter of 2024, we reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients. We initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Topline results from this trial are anticipated in the fourth quarter of 2025. Regarding VTX3232, in the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease and subsequently, in June 2025, we reported topline results for this trial. In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and additional risk factors for cardiometabolic disease. Topline results from this trial are anticipated in the early fourth quarter of 2025. In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of tamuzimod in patients with moderately to severely active UC. Furthermore, in October 2024, we announced positive results from the long-term extension of the Phase 2 trial of tamuzimod in participants with UC. We intend to identify a partner or other source of non-dilutive financing to support future development of tamuzimod in ulcerative colitis. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean Crohn’s disease activity index (CDAI) score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by the simple endoscopic score for Crohn’s disease (SES-CD), an objective endpoint, and showed improvement (i.e., decrease) relative to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Full analysis of the Phase 2 data is expected to inform a future development strategy for VTX958 in Crohn’s disease, including potential partnership opportunities; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

Our net operating loss carryforwards may expire and not be used. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $48.8 million. Our U.S. federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017 are not subject to expiration under the Internal Revenue Code of 1986, as amended, or the “Code”. However, for taxable years beginning after December 31, 2020, the deductibility of U.S. federal net operating losses arising in taxable years beginning after December 31, 2017 is generally limited to 80% of our current year taxable income, reduced by our net operating losses arising in taxable years beginning before January 1, 2018 that are carried to such year. Additionally, our ability to use any net operating loss carryforwards to offset taxable income in the future will also be limited under Section 382 of the Code, if we undergo an “ownership change” (generally defined as a cumulative change in ownership by “5-percent shareholders” of more than 50% within a rolling three-year period).

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

For example, U.S. federal income tax legislation signed into law in 2017 referred to as the Tax Cuts and Jobs Act, is highly complex, is subject to interpretation, and contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, significant additional limitations on the deductibility of interest, substantial revisions to the taxation of international operations, and limitations on the use of certain net operating losses. Beginning in 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Section 174 of the Code. Legislation commonly known as the “One Big Beautiful Bill” enacted in July 2025 eliminates capitalization of domestic research and experimental expenditures for taxable years beginning January 1, 2025, but retains the requirement to amortize foreign research and experimental expenditure over 15 years.

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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals – Pillar One and Pillar Two – that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. The Council of the European Union has adopted the global corporate 15% minimum tax as provided for in Pillar Two and directed EU member states to implement legislation enacting Pillar Two by December 31, 2023. On June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is possible that we will have to pay higher taxes in countries where such rules are applicable.

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

There are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. The FDA has not previously approved an NLRP3 inhibitor and there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety and efficacy of our product candidates, or that the data generated in these clinical trials will be acceptable to the FDA to support marketing approval. The FDA may take longer than usual to come to a decision on any NDA that we submit and may ultimately determine that there is not enough data, information or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as REMS, until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect, do not work with other combination therapies or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects.

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

The United Kingdom implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for application of the GDPR in the United Kingdom, and the United Kingdom has implemented a version of the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of annual global revenues. The United Kingdom enacted the UK Data (Use and Access) Act 2025 on June 19, 2025, which made targeted amendments to the UK GDPR and the UK Data Protection Act. These developments could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. On June 28, 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, allowing personal data transfers from EU member states to the United Kingdom to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal in 2025, however, and may be revisited by the European Commission at any time. The modifications to the UK GDPR and UK Data Protection Act in the UK Data (Use and Access) Act 2025 may impact the European Commission’s renewal of its adequacy decision regarding the United Kingdom’s data protection framework. The United Kingdom also has adopted updated standard contractual clauses, effective in March 2022, that are required to be implemented. The EU also has implemented new and revised laws and regulations relating to cybersecurity, including the Network and Information Security Directive II, or NIS2, adopted in 2023, which aims to enhance cybersecurity across critical infrastructure and essential services in the EU. NIS2 provides for all EU member states to have issued implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. We may incur substantial expense in complying with obligations under laws and regulations relating to privacy, data protection, and data security, including those in the EU, United Kingdom, and other jurisdictions, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

As of June 30, 2025 we had 81 full-time employees, compared to 79 full-time employees as of December 31, 2024. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our product candidates are in clinical development. In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease and subsequently, in June 2025, we reported topline results from this trial. In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and additional risk factors for cardiometabolic disease. Topline results from this trial are anticipated in the early fourth quarter of 2025. During the first quarter of 2024, we also reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in CAPS patients. We initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Topline results from this trial are anticipated in the fourth quarter of 2025. In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of tamuzimod in patients with moderately to severely active ulcerative colitis. We intend to identify a partner or other source of non-dilutive financing to support a pivotal Phase 3 program for tamuzimod in ulcerative colitis. We will not be able to treat patients if we cannot manufacture a sufficient quantity of tamuzimod, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, tamuzimod, VTX2735 and VTX3232 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of tamuzimod, VTX2735 and VTX3232 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine in the Loper Bright decision, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, under the new leadership at the HHS under the current administration, agency reorganization, departure of high-profile regulators at the FDA, layoffs due to the reduction in force initiative may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, the federal government issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Fewer agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and the new FDA commissioner or other executive orders. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; return-to-office policies, and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed. We cannot predict the full impact of , future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, be subject to other regulatory enforcement action, and we may not achieve or sustain profitability.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry, including heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. In an effort to curb Medicare Patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs, as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges and any future legislative, executive, and administrative actions and agency rules implemented by the current administration on us and the biopharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period of time to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.

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

From June 30, 2024 until June 30, 2025, the closing price of our common stock has ranged from a low of $0.8361 to a high of $3.20. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of August 4, 2025 we had 71,308,518 outstanding shares of common stock and 70,601 shares of Series A Non-Voting Convertible Preferred Stock which are convertible into 100 shares of common stock for each share of Series A Non-Voting Convertible Preferred Stock. All outstanding shares of common stock are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

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

We have been, and may in the future become, subject to securities litigation, which is expensive and could divert management attention.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities by us during the quarter ended June 30, 2025 that were not previously reported in current reports on Form 8-K filed with the SEC.

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

10.1*+	Amended and Restated Outside Director Compensation Policy, adopted April 3, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Ventyx Biosciences, Inc.

Date: August 7, 2025	By:	/s/ Roy Gonzales
Roy Gonzales, C.P.A., M.B.A.
Senior Vice President, Finance
(Interim Principal Financial and Accounting Officer and duly authorized to sign on behalf of the registrant)