Form 10-Q
period 2025-09-30
Ventyx Biosciences, Inc.
filed 2025-11-06
CIK 1851194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 71,358,638 shares of common stock, $0.0001 par value per share, outstanding.

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

You should refer to Part II, Item 1A (“Risk Factors”) of this Quarterly Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value data)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$31,970	$27,260
Marketable securities	160,668	190,062
Prepaid expenses and other assets	8,456	12,303
Total current assets	201,094	229,625
Property and equipment, net	501	614
Operating lease right-of-use assets	8,883	9,669
Marketable securities	—	35,621
Restricted cash	975	975
Other long-term assets	12	59
Total assets	$211,465	$276,563
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$993	$3,130
Accrued expenses	9,084	8,594
Current portion of operating lease liabilities	1,182	1,052
Total current liabilities	11,259	12,776
Operating lease liabilities, net of current portion	8,842	9,742
Total liabilities	20,101	22,518
Commitments and contingencies (Note 5)
Stockholders’ equity:
Series A non-voting convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 70,601 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized at September 30, 2025 and December 31, 2024; 71,336,958 and 71,130,054 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	822,699	808,190
Accumulated other comprehensive income	223	157
Accumulated deficit	(631,565)	(554,309)
Total stockholders’ equity	191,364	254,045
Total liabilities and stockholders’ equity	$211,465	$276,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development (includes related party amounts of $255, $249, $756 and $752, respectively)	$17,706	$30,629	$62,870	$92,181
General and administrative	7,168	7,923	21,434	23,851
Total operating expenses	24,874	38,552	84,304	116,032
Loss from operations	(24,874)	(38,552)	(84,304)	(116,032)
Other (income) expense:
Interest income	(2,055)	(3,350)	(7,088)	(10,360)
Other expense	10	47	40	99
Total other (income) expense	(2,045)	(3,303)	(7,048)	(10,261)
Net loss	$(22,829)	$(35,249)	$(77,256)	$(105,771)
Unrealized gain (loss) on marketable securities	48	922	(218)	741
Foreign currency translation	(73)	199	284	182
Comprehensive loss	$(22,854)	$(34,128)	$(77,190)	$(104,848)
Net loss per share attributable to common shareholders, basic and diluted	$(0.32)	$(0.50)	$(1.08)	$(1.56)
Shares used to compute basic and diluted net loss per share attributable to common shareholders	71,304,084	70,667,570	71,212,163	67,694,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025

(in thousands, except share amounts)

(unaudited)

						Accumulated
	Series A Non-Voting Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	70,601	$—	71,130,054	$7	$808,190	$157	$(554,309)	$254,045
Issuance of common stock upon vesting of restricted common stock	—	—	31,147	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,031	—	—	5,031
Unrealized loss on marketable securities	—	—	—	—	—	(114)	—	(114)
Foreign currency translation	—	—	—	—	—	111	—	111
Net loss	—	—	—	—	—	—	(27,440)	(27,440)
Balance at March 31, 2025	70,601	$—	71,161,201	$7	$813,221	$154	$(581,749)	$231,633
Issuance of common stock upon vesting of restricted common stock	—	—	6,841	—	—	—	—	—
Shares issued under employee stock purchase plan			66,468		68			68
Stock-based compensation expense	—	—	—	—	4,575	—	—	4,575
Unrealized loss on marketable securities	—	—	—	—	—	(152)	—	(152)
Foreign currency translation	—	—	—	—	—	246	—	246
Net loss	—	—	—	—	—	—	(26,987)	(26,987)
Balance at June 30, 2025	70,601	$—	71,234,510	$7	$817,864	$248	$(608,736)	$209,383
Issuance of common stock upon exercise of stock options	—	—	101,698	—	234	—	—	234
Issuance of common stock upon vesting of restricted common stock	—	—	750	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,601	—	—	4,601
Unrealized gain on marketable securities	—	—	—	—	—	48	—	48
Foreign currency translation	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(22,829)	(22,829)
Balance at September 30, 2025	70,601	$—	71,336,958	$7	$822,699	$223	$(631,565)	$191,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024

(in thousands, except share amounts)

(unaudited)

						Accumulated
	Series A Non-Voting Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	—	$—	59,239,113	$6	$663,154	$(50)	$(419,187)	$243,923
Issuance of common stock from private placement, net of issuance costs	—	—	11,174,000	1	95,080	—	—	95,081
Issuance of common stock upon exercise of stock options	—	—	28,136	—	92	—	—	92
Issuance of common stock upon vesting of restricted common stock	—	—	52,657	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,543	—	—	6,543
Unrealized loss on marketable securities	—	—	—	—	—	(62)	—	(62)
Foreign currency translation	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(38,572)	(38,572)
Balance at March 31, 2024	—	$—	70,493,906	$7	$764,869	$(121)	$(457,759)	$306,996
Additional costs incurred associated with the issuance of common stock from private placement	—	—	—	—	(35)	—	—	(35)
Issuance of common stock upon exercise of stock options	—	—	99,860	—	26	—	—	26
Issuance of common stock upon vesting of restricted common stock	—	—	12,137	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	56,903	—	114	—	—	114
Stock-based compensation expense	—	—	—	—	5,771	—	—	5,771
Unrealized loss on marketable securities	—	—	—	—	—	(119)	—	(119)
Foreign currency translation	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(31,950)	(31,950)
Balance at June 30, 2024	—	$—	70,662,806	$7	$770,745	$(248)	$(489,709)	$280,795
Issuance of Series A non-voting convertible preferred stock from private placement, net of issuance costs	70,601	—	—	—	26,642	—	—	26,642
Issuance of common stock upon exercise of stock options	—	—	5,575	—	12	—	—	12
Issuance of common stock upon vesting of restricted common stock	—	—	750	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,451	—	—	5,451
Unrealized gain on marketable securities	—	—	—	—	—	922	—	922
Foreign currency translation	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(35,249)	(35,249)
Balance at September 30, 2024	70,601	$—	70,669,131	$7	$802,850	$873	$(524,958)	$278,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(77,256)	$(105,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	219	201
Loss on disposal of fixed assets	—	100
Gain on lease termination	—	(88)
Amortization of right-of-use assets - operating	786	832
Stock-based compensation	14,207	17,765
Accretion of marketable securities, net	(3,970)	(7,404)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,931	(2,474)
Operating lease liabilities	(770)	(607)
Accounts payable	(2,135)	(3,468)
Accrued expenses	485	(6,710)
Net cash used in operating activities	(64,503)	(107,624)
Cash flows from investing activities:
Purchases of marketable securities, available-for-sale	(88,122)	(208,413)
Proceeds from maturities of marketable securities, available-for-sale	156,888	204,140
Purchases of property and equipment	(108)	(235)
Net cash provided by (used in) investing activities	68,658	(4,508)
Cash flows from financing activities:
Proceeds from issuance of common stock from private placement, net of offering costs	—	95,046
Proceeds from issuance of Series A non-voting convertible preferred stock from private placement, net of offering costs	—	26,850
Proceeds from exercise of stock options	203	130
Proceeds from issuance of common stock under employee stock purchase plan	68	114
Net cash provided by financing activities	271	122,140
Effect of exchange rates on cash, cash equivalents and restricted cash	284	178
Net increase in cash, cash equivalents and restricted cash	4,710	10,186
Cash, cash equivalents and restricted cash, beginning of period	28,235	52,554
Cash, cash equivalents and restricted cash, end of period	$32,945	$62,740

Supplemental disclosure for investing and financing non-cash activities:
Unpaid costs associated with the issuance of Series A non-voting convertible preferred stock from private placement	$—	$208

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ventyx Biosciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Business

Organization

Ventyx Biosciences, Inc. (“Ventyx” or “the Company”) is a clinical-stage biopharmaceutical company developing innovative oral therapies for patients with autoimmune, inflammatory, and neurodegenerative diseases. The Company’s expertise in medicinal chemistry, structural biology, and immunology enables the discovery of differentiated small molecule therapeutics for conditions with high unmet medical need, and the Company’s extensive experience in clinical development allows the rapid progression of these drug candidates through clinical trials. The Company was incorporated in the State of Delaware in November 2018, with its principal operations in California.

2. Summary of Significant Accounting Policies

Basis of Presentation

The presentation of the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024 reflect the financial results of the Company on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s significant accounting policies are detailed in Note 2: “Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to the Company’s significant accounting policies from those disclosed in the annual report.

The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025 or any future period.

Cash, Cash Equivalents and Restricted Cash

A reconciliation of the cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine months ended
	September 30,
	2025	2024
Cash and cash equivalents	$31,970	$61,765
Restricted cash	975	975
Total cash, cash equivalents and restricted cash	$32,945	$62,740

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period, plus the weighted average number of potential shares of common stock from the assumed conversion of the Series A non-voting convertible preferred stock, exercise of stock options, the assumed vesting of restricted stock awards and restricted stock units and the number of shares purchasable under the 2021 Employee Stock Purchase Plan (“2021 ESPP”), if dilutive. Because the Company was in a net loss position, basic and diluted net loss per share were the same for all periods presented.

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

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$16,167	$—	$—	$16,167
Total cash equivalents	16,167	—	—	16,167
Marketable securities
U.S. Treasury securities	46,777	—	—	46,777
Corporate debt securities	—	9,617	—	9,617
Commercial paper	—	87,370	—	87,370
Asset backed securities	—	16,904	—	16,904
Total marketable securities	46,777	113,891	—	160,668
Total assets	$62,944	$113,891	$—	$176,835

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$13,538	$—	$—	$13,538
Total cash equivalents	13,538	—	—	13,538
Marketable securities
U.S. Treasury securities	59,411	—	—	59,411
U.S. government agency securities	—	34,882	—	34,882
Corporate debt securities	—	18,882	—	18,882
Commercial paper	—	104,588	—	104,588
Asset backed securities	—	7,920	—	7,920
Total marketable securities	59,411	166,272	—	225,683
Total assets	$72,949	$166,272	$—	$239,221

In determining the fair value of its Level 2 investments, the Company relied on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical or similar securities. During the nine months ended September 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

The following tables present the fair value of the Company’s available-for-sale marketable securities by type of security (in thousands):

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$46,730	$49	$(2)	$46,777
Corporate debt securities	9,606	12	(1)	9,617
Commercial paper	87,367	20	(17)	87,370
Asset backed securities	16,892	12	—	16,904
Total marketable securities	$160,595	$93	$(20)	$160,668

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
U.S. Treasury securities	$59,325	$124	$(38)	$59,411
U.S. government agency securities	34,773	109	—	34,882
Corporate debt securities	18,857	30	(5)	18,882
Commercial paper	104,523	109	(44)	104,588
Asset backed securities	7,914	7	(1)	7,920
Total marketable securities	$225,392	$379	$(88)	$225,683

All of the Company’s marketable securities as of September 30, 2025 have maturity dates of less than one year.

As of September 30, 2025, seven available-for-sale marketable securities were in an unrealized loss position. Of the seven available-for-sale marketable securities in an unrealized loss position, all had been in an unrealized loss position for less than 12 months. As of December 31, 2024, fourteen available-for-sale marketable securities were in an unrealized loss position. Of the fourteen available-for-sale marketable securities in an unrealized loss position, all had been in an unrealized loss position for less than 12 months.

The following tables present available-for-sale marketable securities that were in an unrealized loss position aggregated by major security type and length of time in a continuous loss position (in thousands):

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$4,013	$(2)	$—	$—	$4,013	$(2)
Corporate debt securities	$1,405	$(1)	$—	$—	$1,405	$(1)
Commercial paper	$14,461	$(17)	$—	$—	$14,461	$(17)
Asset backed securities	$4,522	$—	$—	$—	$4,522	$—

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency securities	$21,315	$(38)	$—	$—	$21,315	$(38)
Corporate debt securities	$3,939	$(5)	$—	$—	$3,939	$(5)
Commercial paper	$31,832	$(44)	$—	$—	$31,832	$(44)
Asset backed securities	$4,020	$(1)	$—	$—	$4,020	$(1)

The Company reviews its marketable securities at each reporting date to determine if any security is impaired, which would require the Company to record an allowance for credit losses in that respective period. The Company evaluated the securities individually for impairment and considered factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the security before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized losses are the result of a credit loss as of September 30, 2025. These marketable securities are of high credit quality, the Company does not intend to sell these securities prior to maturity, and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis. As such, the Company did not record an allowance for credit losses as of September 30, 2025. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the immaterial unrealized losses were due to market fluctuations and were only sustained for a short period of time.

Accrued interest receivable on available-for-sale marketable securities, included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets, was $0.5 million at September 30, 2025 and December 31, 2024. The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the available-for-sale marketable security. Uncollectible accrued interest receivables associated with an impaired available-for-sale marketable security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the nine months ended September 30, 2025 or 2024.

4. Consolidated Balance Sheet Details

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Internal-use software	$583	$491
Leasehold improvements	305	283
Laboratory equipment	166	145
Furniture and fixtures	52	92
Computer hardware and software	—	58
Construction in progress	—	15
Property and equipment, gross	1,106	1,084
Less: accumulated depreciation	(605)	(470)
Property and equipment, net	$501	$614

During the three and nine months ended September 30, 2025, depreciation expense was $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2024, depreciation expense was $0.1 million and $0.2 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development costs	$667	$646
Accrued clinical trial costs	2,000	1,575
Accrued payroll liabilities	4,718	5,347
Other accrued liabilities	1,615	943
Accrued related party liabilities	84	83
Total accrued expenses	$9,084	$8,594

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

In connection with the Securities Purchase Agreement, the Company granted Sanofi a right of first negotiation (“ROFN”) for a license, grant or transfer, including by option or sale, or any rights to research, develop, commercialize, or otherwise exploit VTX3232, the Company’s CNS-penetrant NOD-like receptor protein 3 (“NLRP3”) inhibitor. The Company evaluated the ROFN for performance obligations under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) concluding that there were none. The Company recognized the Series A Preferred Stock as permanent equity within the consolidated financial statements upon issuance. The Company received approximately $26.6 million in net proceeds after deducting issuance costs payable by the Company.

ATM Sales Agreement

In December 2022, the Company entered into an Open Market Sales AgreementSM (“Sales Agreement”) with Jefferies, as sales agent, pursuant to which the Company may offer and sell in an at-the-market offering, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. The Company has no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement. During the year ended December 31, 2023, the Company issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales

Agreement. No shares of common stock were issued under the Sales Agreement during the nine months ended September 30, 2025 and the year ended December 31, 2024.

Common Stock

The Company is authorized to issue up to 900,000,000 shares of common stock having a par value of $0.0001 as of September 30, 2025 and December 31, 2024. Holders of outstanding shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds.

Series A Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock having a par value of $0.0001 as of September 30, 2025 and December 31, 2024. On September 23, 2024, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating 70,601 shares of its authorized and unissued preferred stock as Series A Preferred Stock and setting forth the powers, preferences, rights, qualifications, limitations and restrictions of the Series A Preferred Stock. Refer to Note 6: “Stockholders’ Equity” of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025 for a description of the terms of the Series A Preferred Stock.

7. Leases

In July 2023, the Company entered into a Sublease with Neurocrine Biosciences, Inc. for office space in San Diego, California which became the Company’s headquarters in August 2023. Under the terms of the Sublease, the Company leased the second floor of the building, including certain furniture and fixtures, located at 12790 El Camino Real in San Diego, California consisting of approximately 35,016 rentable square feet of office space. The term of this non-cancellable lease commenced on July 21, 2023, and will end on July 31, 2031. The Company is subleasing the premises for approximately $2.0 million per year with 3% annual increases in each subsequent year. The Company subleased the premises for approximately $1.0 million in the first year, which included the rent abatement for the second through the seventh full calendar months of the lease term. In lieu of a cash security deposit under the Sublease, Bank of America issued on the Company’s behalf an irrevocable standby letter of credit in the amount of $0.5 million. The letter of credit is secured by a deposit of $0.5 million with the same bank and included in restricted cash on the Company’s condensed consolidated balance sheet at September 30, 2025. The Company used its incremental borrowing rate available at commencement date in determining the present value of lease payments and recognized an operating lease liability of $11.0 million and a corresponding operating lease right-of-use (“ROU”) asset of approximately $11.0 million on the condensed consolidated balance sheet during the year ended December 31, 2023.

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

The Company’s leases have remaining terms ranging between one year and six years. The leases contain various termination options. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The weighted average remaining lease term and discount rate for the Company’s operating leases were approximately 5.8 years and 10.1%, respectively, at September 30, 2025.

During the three and nine months ended September 30, 2025, the Company recognized operating lease costs of $0.6 million and $1.7 million, respectively, and an immaterial amount of variable lease costs. During the three and nine months ended September 30, 2024, the Company recognized operating lease costs of $0.6 million and $1.8 million, respectively, and variable lease costs of $0 and $0.2 million. In addition, the Company made cash payments of $1.7 million and $1.5 million for operating leases during the nine months ended September 30, 2025 and 2024, respectively, which are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

Future minimum payments under non-cancellable leases as of September 30, 2025 are as follows (in thousands):

Years ending December 31,
2025 (3 months remaining)	527
2026	2,135
2027	2,199
2028	2,265
2029	2,333
Thereafter	3,828
Total future minimum lease payments	13,287
Less: imputed interest	(3,263)
Present value of lease liabilities	10,024
Less: lease liabilities, current	(1,182)
Lease liabilities, net of current portion	$8,842

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

Options granted under the 2019 Plan and 2021 Plan (collectively, the “Plans”) generally vest over a period of between one and four years and expire ten years from grant date. As of September 30, 2025 and December 31, 2024, the Company had 15,968,281 and 12,366,264 shares, respectively, authorized for issuance under the Plans, and 2,632,626 and 3,454,152 shares, respectively, remained available for grant under the 2021 Plan.

The following table summarizes total stock-based compensation expense related to share-based awards (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$2,011	$2,648	$6,572	$8,082
General and administrative	2,590	2,803	7,635	9,683
Total stock-based compensation expense	$4,601	$5,451	$14,207	$17,765

The following table summarizes stock-based compensation expense by type of share-based award (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	$3,803	$4,619	$11,851	$14,981
Restricted stock awards	—	—	—	37
Restricted stock units	776	792	2,292	2,655
Employee Stock Purchase Plan	22	40	64	92
Total stock-based compensation expense	$4,601	$5,451	$14,207	$17,765

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	9,838,142	$11.52	7.94	$574
Granted	5,454,954	2.20
Exercised	(101,698)	2.30
Forfeited and cancelled	(1,067,861)	12.20
Outstanding as of September 30, 2025	14,123,537	$7.93	8.02	$7,666
Vested and expected to vest as of September 30, 2025	14,123,537	$7.93	8.02	$7,666
Exercisable as of September 30, 2025	7,324,634	$10.91	7.07	$2,308

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $1.81 and $2.34 per share, respectively. The intrinsic value of a stock option is the difference between the market price of the common stock at measurement date and the exercise price of the option. The total intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $0.1 million and $0.5 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees under the Company’s Plans during the periods presented:

Nine months ended
September 30,
	2025	2024
Risk-free interest rate	3.7% - 4.6%	3.5% - 5.2%
Expected volatility	101.9% - 104.5%	99.7% - 102.6%
Expected term (in years)	0.4 - 10.0	0.3 - 10.0
Expected dividend yield	—	—

During the three and nine months ended September 30, 2025, the Company recorded incremental stock-based compensation expense of approximately $0.2 million pertaining to the modification of stock options and restricted stock units in connection with the amendment of a consulting agreement for one consultant. The modification provided for an extended term of vested options as well as unvested options and restricted stock units, resulting in a change in compensation expense that was recognized immediately.

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

As of September 30, 2025, unrecognized stock-based compensation was $21.6 million which is expected to be recognized over the weighted average period of 3.0 years.

Restricted Stock Awards

The Company grants restricted stock awards pursuant to the Plans and satisfies such grants through the issuance of new shares. Restricted stock awards generally vest over a period of three years. Upon the termination of service of a restricted stockholder, the Company has the option to repurchase any unvested shares and based on this, restricted stock awards are not included in outstanding common stock until fully vested. During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any unvested shares. During the year ended December 31, 2024, all restricted stock awards previously granted were fully vested. During the nine months ended September 30, 2025, no restricted stock awards were granted. Therefore, there were no unvested restricted stock awards as of September 30, 2025.

Restricted Stock Units

The Company grants restricted stock units pursuant to the Plans and satisfies such grants through the issuance of new shares as they vest. Restricted stock units generally vest over a period of four years. The following table summarizes restricted stock unit activity for the nine months ended September 30, 2025:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Unvested balance as of December 31, 2024	266,815	$21.52
Granted	—	—
Vested	(38,738)	31.15
Forfeited and cancelled	(9,065)	39.51
Unvested balance as of September 30, 2025	219,012	$19.07

As of September 30, 2025, there was approximately $1.6 million of unrecognized stock-based compensation cost pertaining to restricted stock units that will be recognized over a weighted average period of 0.5 years.

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

Participating employees purchase stock under the ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The ESPP provides for two offering periods of six months’ duration with purchase periods terminating on either May 15 or November 15. Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation and a maximum of 3,000 shares per offering period. During the nine months ended September 30, 2025 and 2024, 66,468 and 56,903 shares, respectively, were issued under the ESPP at average share prices of $1.03 and $2.01, respectively.

9. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
(in thousands, except share and per share amounts)
Numerator:
Net loss	$(22,829)	$(35,249)	$(77,256)	$(105,771)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	71,304,084	70,667,570	71,212,163	67,694,970
Basic and diluted net loss per share attributable to common shareholders	$(0.32)	$(0.50)	$(1.08)	$(1.56)

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share (in common stock equivalent shares) at September 30, 2025 and 2024, because to do so would be anti-dilutive:

	September 30,
	2025	2024
Shares issuable upon exercise of stock options	14,123,537	10,483,769
Shares issuable upon conversion of Series A non-voting preferred stock	7,060,100	7,060,100
Unvested restricted stock units	219,012	429,042
Shares purchasable under the 2021 Employee Stock Purchase Plan	88,409	55,590
Total	21,491,058	18,028,501

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

Expense recognized by the Company under the related party Support Services Agreement with Bayside was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development - Bayside	$255	$249	$756	$752
Total research and development - related party	$255	$249	$756	$752

At September 30, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses due to related parties of $0.1 million.

11. Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the CODM in making decisions regarding the allocation of resources and assessing performance. The Company’s CODM is its chief executive officer. The Company views its operations and manages its business as one operating segment as the Company has devoted substantially all of its resources to pre-clinical and clinical research and development activities associated with its product candidates, all of which aim to address a range of autoimmune, inflammatory, and neurodegenerative diseases. The CODM assesses performance for the Company’s single operating segment and decides how to allocate resources based on research and development expenses incurred, which is a component of the Company’s consolidated net loss as reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. Further, segment depreciation expense and segment asset additions are consistent with consolidated amounts reported within the condensed consolidated statement of cash flows given the Company’s operations are aggregated within a single reportable segment. The CODM uses research and development expenses disaggregated at the program-specific level as well as information related to the progression and results of clinical trial activities completed to date for each program to evaluate whether to allocate the Company’s resources towards progression on a specific product candidate.

Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
VTX2735	3,199	2,716	8,268	5,360
VTX3232	4,089	4,031	17,003	9,236
Tamuzimod (formerly VTX002)	525	10,015	6,012	30,040
VTX958	194	4,538	3,178	21,115
Other segment items(1)	16,867	17,252	49,843	50,281
Total operating expenses	24,874	38,552	84,304	116,032
Loss from operations	(24,874)	(38,552)	(84,304)	(116,032)
Other (income) expense:
Interest income	(2,055)	(3,350)	(7,088)	(10,360)
Other expense	10	47	40	99
Total other (income) expense	(2,045)	(3,303)	(7,048)	(10,261)
Net loss	$(22,829)	$(35,249)	$(77,256)	$(105,771)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025. In addition to historical financial information, the following discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A (“Risk Factors”) of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing innovative oral therapies for patients with autoimmune, inflammatory, and neurodegenerative diseases. Our expertise in medicinal chemistry, structural biology, and immunology enables the discovery of differentiated small molecule therapeutics for conditions with high unmet medical need. Our clinical product candidates address therapeutic indications with substantial commercial opportunity for novel small molecules. For example:

▪
We are developing a portfolio of clinical-stage small molecule inhibitors of the NOD-like receptor protein 3 (“NLRP3”) inflammasome, including VTX2735, our peripheral NLRP3 inhibitor, and VTX3232, our CNS-penetrant NLRP3 inhibitor.
o
During the first quarter of 2024, we reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (“CAPS”) patients. We are evaluating the potential of VTX2735 in cardiovascular diseases, with an initial focus on recurrent pericarditis. We initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Interim topline results from this trial are anticipated in the fourth quarter of 2025.
o
In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in healthy adult volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease and subsequently, in June 2025, we reported positive topline results from this trial. The Phase 2a trial met its goal of establishing the safety and tolerability of VTX3232 in patients with early-stage Parkinson’s disease with no drug-related treatment-emergent adverse events observed. Cerebral spinal fluid (“CSF”) and plasma exposures exceeded the IC90 for NLRP3 inhibition by at least 3-fold for a full 24-hours post-dose. Lastly, VTX3232 treatment was associated with significant reductions in NLRP3-related biomarkers in CSF and plasma. We have initiated planning discussions for a double blind, placebo-controlled, dose ranging Phase 2 trial in Parkinson’s disease, and potentially in additional neurodegenerative disorders such as Alzheimer’s disease.
o
In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and cardiovascular risk factors; in October 2025, we reported positive topline results. The Phase 2 trial met its goal of establishing the safety and tolerability of VTX3232 in participants with obesity and cardiovascular risk factors, both as monotherapy and add-on to semaglutide. In the secondary endpoint of effects on high-sensitivity C-reactive protein (“hsCRP”) over time, we reported VTX3232 treatment was associated with an ~80% reduction in hsCRP within the first week and such reduction was sustained over the 12-week treatment period. Approximately 70% of study participants achieved target hsCRP levels of 2 mg/L or lower. VTX3232 also demonstrated statistically significant reductions in IL-6 to median levels of 1.60 ng/L, below the threshold for cardiovascular risk of 1.65 ng/L. Additionally, we reported that treatment with VTX3232 resulted in statistically significant reductions in lipoprotein(a) (“Lp(a)”), fibrinogen, and erythrocyte sedimentation rate (“ESR”). The combination of VTX3232 and semaglutide demonstrated significant reductions in hsCRP, IL-6, fibrinogen, ESR, Lp(a) and liver inflammation over semaglutide alone. Finally, we reported that treatment with VTX3232 as monotherapy did not result in weight loss, nor did VTX3232 in combination with semaglutide demonstrate incremental weight loss over semaglutide alone. We continue to analyze this dataset and will provide an update on development plans once determined.

▪
Our inflammatory bowel disease (“IBD”) portfolio includes tamuzimod (formerly VTX002) and VTX958.
o
Tamuzimod is a sphingosine 1 phosphate receptor (“S1P1R”) modulator in development for patients with moderately to severely active ulcerative colitis (“UC”). In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of tamuzimod in patients with moderately to severely active UC. Furthermore, in October 2024, we announced positive results from the long-term extension of the Phase 2 trial of tamuzimod in participants with UC. Combination treatment is an emerging therapeutic concept in IBD, and we believe its efficacy and safety profile could position tamuzimod as the backbone of future combination regimens with another oral or biologic agent. We intend to identify a partner or other source of non-dilutive financing to support future development of tamuzimod in UC.
o
In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958, an allosteric TYK2 inhibitor, in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean Crohn’s disease activity index (“CDAI”) score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by the simple endoscopic score for Crohn’s disease (“SES-CD”) (an objective endpoint) and showed improvement (i.e., decrease) relative to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Based on these results, we are continuing to refine the future development strategy for VTX958 in Crohn’s disease, including potential partnership opportunities; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses were $135.1 million and $193.0 million for the years ended December 31, 2024 and December 31, 2023, respectively. Our net losses were $22.8 million and $35.2 million for the three months ended September 30, 2025 and 2024, respectively, and $77.3 million and $105.8 million for the nine months ended September 30, 2025 and 2024, respectively. We had an accumulated deficit of $631.6 million as of September 30, 2025. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing and scope of our preclinical studies and clinical trials and our expenditures on other research and development activities.

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

September 2024 Issuance of Series A Non-Voting Convertible Preferred Stock from Private Placement

On September 23, 2024, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Aventis Inc., a wholly-owned subsidiary of Sanofi, a global healthcare and pharmaceutical company (together with Aventis Inc., “Sanofi”), pursuant to which we issued an aggregate of 70,601 shares of Series A non-voting convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), each convertible into 100 shares of common stock, at an as-converted price of $3.8243 per common share, for gross proceeds of approximately $27.0 million, in a private placement (the “Series A Private Placement”). We received approximately $26.6 million in net proceeds after deducting issuance costs payable by us.

In connection with the Securities Purchase Agreement, we granted Sanofi a right of first negotiation (“ROFN”) for a license, grant or transfer, including by option or sale, or any rights to research, develop, commercialize, or otherwise exploit VTX3232, our CNS-penetrant NLRP3 inhibitor.

March 2024 Private Placement

In March 2024, we issued and sold 11,174,000 shares of our common stock in a private placement at an offering price of $8.95 per share for aggregate gross proceeds of approximately $100.0 million. We received $95.0 million in net proceeds after deducting fees to the placement agents and offering expenses payable by us.

ATM Sales Agreement

In December 2022, we entered into an Open Market Sales AgreementSM (“Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $150.0 million. We have no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitations and offers under the Sales Agreement.

During the year ended December 31, 2023, we issued and sold 1,176,470 shares of common stock for aggregate gross proceeds of $50.0 million through the Sales Agreement. No shares of common stock were issued under the Sales Agreement during the nine months ended September 30, 2025 and the year ended December 31, 2024.

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

On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (“OBBBA”), a broad tax and spending bill that includes provisions impacting corporate taxpayers. The OBBBA’s various provisions include, among other things, accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We are in the process of evaluating the impact of the OBBBA to our consolidated financial statements. We will continue to monitor for further changes and evaluate the enacted provisions of the new law and potential impacts on our consolidated financial statements as appropriate.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Research and Development Expense

Research and development expenses consist of expenses incurred while performing research and development activities to discover and develop our product candidates. Research and development costs directly attributable to our product candidates or development programs include external research and development expenses incurred under agreements with contract research organizations

(“CROs”), consultants and other vendors that conduct our preclinical and clinical activities, expenses related to manufacturing our product candidates for preclinical and clinical studies and laboratory supplies. Compensation-related expenses consist of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Indirect expenses consist of costs incurred for consolidated overhead, consulting, and discovery activities not associated with a product candidate or development program. Costs incurred in our research and development efforts are expensed as incurred.

We typically use our employee, consultant and infrastructure resources across our research and development programs. We track outsourced development costs by product candidate or development program, but we do not allocate compensation-related expenses or indirect expenses to specific product candidates or development programs.

We expect research and development costs to increase in the future for VTX2735 and decrease in the future for tamuzimod and VTX958, as compared to the historical costs incurred for each product candidate. We are continuing to evaluate the data from the Phase 2 studies of VTX3232 and will provide an update on our plans for continued development of VTX3232 once determined. The expected increase in research and development costs associated with VTX2735 is attributable to the continued development of the product candidate. The expected decrease in research and development costs associated with tamuzimod and VTX958 is attributable to close out of the Phase 2 trial of tamuzimod in patients with moderately to severely active UC and the close out of the Phase 2 trials of VTX958 in Crohn’s disease, psoriasis, and psoriatic arthritis.

The following table summarizes the components of research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three months ended
	September 30,
	2025	2024	Change
VTX2735	3,199	2,716	483
VTX3232	4,089	4,031	58
Tamuzimod (formerly VTX002)	525	10,015	(9,490)
VTX958	194	4,538	(4,344)
Compensation-related expenses	6,997	6,823	174
Indirect expenses	2,702	2,506	196
Total research and development expenses	$17,706	$30,629	$(12,923)

VTX2735. For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, there was a net increase in research and development expenses associated with VTX2735 of approximately $0.5 million related primarily to the ongoing Phase 2 trial in participants with recurrent pericarditis.

VTX3232. For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, there was a net increase in research and development expenses associated with VTX3232 of approximately $0.1 million associated with the completion of the Phase 2 trials in cardiovascular disease and Parkinson’s disease.

Tamuzimod (formerly VTX002). For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, there was a net decrease in research and development expenses associated with tamuzimod of approximately $9.5 million due to the close out of the Phase 2 trial of tamuzimod in patients with moderately to severely active UC.

VTX958. For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, there was a net decrease in research and development expenses associated with VTX958 of approximately $4.3 million, primarily due to the close out of the Phase 2 trials of VTX958 in Crohn’s disease, psoriasis, and psoriatic arthritis.

Compensation-Related Expenses. For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, there was a net increase in compensation-related expenses which included a decrease in stock-based compensation expense of approximately $0.6 million, offset by an increase in payroll-related costs of approximately $0.8 million.

Indirect Expenses. For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, there was a net increase in indirect expenses of approximately $0.2 million primarily related to professional service fees and non-program specific discovery costs incurred.

The following table summarizes the components of research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended
	September 30,
	2025	2024	Change
VTX2735	8,268	5,360	2,908
VTX3232	17,003	9,236	7,767
Tamuzimod (formerly VTX002)	6,012	30,040	(24,028)
VTX958	3,178	21,115	(17,937)
Compensation-related expenses	21,218	21,236	(18)
Indirect expenses	7,191	5,194	1,997
Total research and development expenses	$62,870	$92,181	$(29,311)

VTX2735. For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, there was a net increase in research and development expenses associated with VTX2735 of approximately $2.9 million related primarily to the ongoing Phase 2 trial in participants with recurrent pericarditis.

VTX3232. For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, there was a net increase in research and development expenses associated with VTX3232 of approximately $7.8 million associated with the completion of the Phase 2 trials in cardiovascular disease and Parkinson’s disease.

Tamuzimod (formerly VTX002). For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, there was a net decrease in research and development expenses associated with tamuzimod of approximately $24.0 million due to the close out of the Phase 2 trial of tamuzimod in patients with moderately to severely active UC.

VTX958. For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, there was a net decrease in research and development expenses associated with VTX958 of approximately $17.9 million, primarily due to the close out of the Phase 2 trials of VTX958 in Crohn’s disease, psoriasis and psoriatic arthritis.

Compensation-Related Expenses. For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, there was an immaterial change in compensation-related expenses which included a decrease in stock-based compensation expense of approximately $1.5 million, offset by an increase in payroll-related costs of approximately $1.5 million.

Indirect Expenses. For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, there was a net increase in indirect expenses of $2.0 million. During the nine months ended September 30, 2024, we received a $2.1 million research and development tax credit from the United Kingdom, which was treated as an offset against our indirect research and development expenses during the corresponding period. The remaining change between each period was attributable to a $0.1 million decrease in professional service fees and non-program specific discovery costs incurred.

Substantially all of our research and development expenses to date have been incurred in connection with the discovery and development of our product candidates. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time-consuming. The successful development of product candidates is highly uncertain and subject to numerous risks and uncertainties. Accordingly, at this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates and to obtain regulatory approval for one or more of these product candidates. However, during the year ended December 31, 2025, we anticipate to incur less costs associated with the development of our product candidates as compared to costs incurred during the year ended December 31, 2024 due to the mix of product candidates and scope of development.

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

General and administrative expenses for the three months ended September 30, 2025 and 2024 are presented in the table below (in thousands):

	Three months ended
	September 30,
	2025	2024	Change
General and administrative	7,168	7,923	(755)

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, there was a net decrease in general and administrative expenses of approximately $0.8 million due to a decrease of compensation-related expenses and professional service fees of approximately $0.4 million and $0.6 million, respectively, offset by a net increase in facility related and other expenses of $0.2 million.

General and administrative expenses for the nine months ended September 30, 2025 and 2024 are presented in the table below (in thousands):

	Nine months ended
	September 30,
	2025	2024	Change
General and administrative	21,434	23,851	(2,417)

For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, there was a net decrease in general and administrative expenses of approximately $2.4 million due to a decrease of compensation-related expenses and professional service fees of approximately $1.2 million and $1.6 million, respectively, offset by an increase in other expenses of $0.4 million.

Other (Income) Expense

The following table summarizes other (income) expense for the three months ended September 30, 2025 and 2024 (in thousands):

	Three months ended
	September 30,
	2025	2024	Change
Other (income) expense:
Interest income	(2,055)	(3,350)	1,295
Other expense	10	47	(37)
Total other (income) expense	(2,045)	(3,303)	1,258

The following table summarizes other (income) expense for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended
	September 30,
	2025	2024	Change
Other (income) expense:
Interest income	(7,088)	(10,360)	3,272
Other expense	40	99	(59)
Total other (income) expense	(7,048)	(10,261)	3,213

During the three and nine months ended September 30, 2025 and 2024, the other income recognized was associated with net accretion income and interest earned on our available-for-sale marketable securities and dividends received from our cash equivalents. The decrease of interest income during the three and nine months ended September 30, 2025 and 2024 was primarily due to lower average cash balances and lower interest rates.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

From inception through September 30, 2025, we have funded our operations primarily through the issuance of equity and debt securities. Prior to our initial public offering (“IPO”) in October 2021, we issued an aggregate of $164.2 million of convertible preferred stock, net of offering costs, to outside investors and related parties and $10.3 million in aggregate principal amount of convertible notes and SAFEs issued to related parties. In October 2021, we received net proceeds of approximately $158.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of our shares of common stock in the IPO. In September 2022, through the closing of a private placement of common stock, we received net proceeds of approximately $165.2 million after deducting transaction-related expenses. In February 2023, we received approximately $48.4 million in net proceeds after deducting commissions and offering expenses payable by us from the sale of shares of our common stock through the Sales Agreement. In March 2024, through the closing of a private placement of common stock, we received net proceeds of approximately $95.0 million after deducting transaction-related expenses. In September 2024, we received net proceeds of approximately $26.6 million after deducting issuance costs payable by us in connection with the Series A Private Placement. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $192.6 million, excluding restricted cash of $1.0 million.

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

We enter into contracts in the normal course of business with various third-party consultants, CROs and contract manufacturing organizations (“CMOs”) for preclinical research, clinical trials and manufacturing activities. These contracts generally provide for termination upon notice. Payments due upon cancellation consist of cancellation fees and payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. Actual expenses associated with these arrangements may be higher or lower than anticipated due to various factors, including progress of our development candidates, enrollment in ongoing clinical trials, which may be competitive and challenging and results from our ongoing and planned clinical trials.

Short-term liquidity needs pertaining to our operating leases are approximately $2.2 million. Long-term liquidity needs pertaining to our operating leases are approximately $11.2 million with our last minimum lease payment due in July 2031. Currently, we have no short-term or long-term purchase commitments.

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

Cash Flows

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $192.6 million, excluding restricted cash of $1.0 million.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Nine months ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(64,503)	$(107,624)
Investing activities	$68,658	$(4,508)
Financing activities	$271	$122,140

Operating Activities

Net cash used in operating activities was $64.5 million for the nine months ended September 30, 2025 and was primarily due to our net loss of $77.3 million offset by $11.3 million for noncash items and a net increase of $1.5 million in operating assets and liabilities. The noncash items included approximately $14.2 million for stock-based compensation expense and approximately $1.1 million for the amortization of operating right-of-use assets and depreciation expense, offset by approximately $4.0 million for the net accretion of investments in available-for-sale marketable securities. The $1.5 million change in operating assets and liabilities was primarily attributable to decreases in prepaid expenses and other assets of approximately $3.9 million, accrued expenses and accounts payable of approximately $1.6 million, and operating lease liabilities of $0.8 million.

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

Investing Activities

Net cash provided by investing activities was $68.7 million for the nine months ended September 30, 2025 and was primarily related to $156.9 million in proceeds from maturities of available-for-sale marketable securities, offset by the purchase of $88.1 million of investments in available-for-sale marketable securities.

Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2024 and was primarily related to the purchase of $208.4 million of investments in available-for-sale marketable securities, offset by $204.1 million in proceeds from maturities of available-for-sale marketable securities.

Financing Activities

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2025 and was attributable to $0.2 million in proceeds from the exercise of stock options and $0.1 million in proceeds from the issuance of common stock under the 2021 Employee Stock Purchase Plan.

Net cash provided by financing activities was $122.1 million for the nine months ended September 30, 2024 and was attributable to approximately $95.0 million in net proceeds from the issuance of common stock in our March 2024 private placement, $26.9 million in net proceeds from the issuance of Series A Preferred Stock in our Series A private placement, $0.1 million in proceeds from the exercise of stock options and $0.1 million in proceeds from the issuance of common stock under the 2021 Employee Stock Purchase Plan.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to prepaid and accrued clinical trial and research and development costs, the measurement of the fair value of stock-based awards, available-for-sale marketable securities, the measurement of operating lease right-of-use assets and operating lease liabilities, and the evaluation of long-lived assets for impairment. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the nine months ended September 30, 2025 there have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 5: “Commitments and Contingencies,” to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, is incorporated herein by reference.

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
▪
The U.S. Food and Drug Administration (FDA) regulatory approval process is lengthy, time-consuming and unpredictable, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
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

Since our inception in November 2018, we have incurred significant operating losses, we have not generated any revenue from operations to date and, through the date of this report, have financed our operations primarily through public offerings and private placements of our common stock, private placements of our convertible preferred stock and convertible debt instruments. We do not have any products approved for commercial sale or for which marketing approval has been sought. During the year ended December 31, 2024, we incurred a net loss of $135.1 million, compared with a net loss of $193.0 million for the year ended December 31, 2023. As of September 30, 2025, we had an accumulated deficit of $631.6 million. For the nine months ended September 30, 2025, we incurred a net loss of $77.3 million. We do not expect to generate any meaningful revenue from product sales, unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we do not expect to happen for at least the next several years, if ever. We expect to incur significant and increasing operating losses in the future. The operating losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses may increase substantially in the foreseeable future. As of September 30, 2025, we had an accumulated deficit of $631.6 million. Developing our product candidates and conducting clinical trials requires substantial amounts of capital. To date, our research and development and our operating costs have been substantial and are expected to remain substantial. We will also require a significant additional amount of capital to commercialize any approved products.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $192.6 million, excluding restricted cash of $1.0 million. We are using and expect to continue to use our existing cash, cash equivalents and marketable securities to fund expenses in connection with our ongoing and any future clinical trials, our third-party manufacturing costs and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that existing cash, cash equivalents and marketable securities will be sufficient to fund our obligations for at least twelve months from the issuance of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. We will require additional capital for the further development and any commercialization of our product candidates and will need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

We currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our lead product candidates targeting NOD-like receptor protein 3 (NLRP3) and sphingosine 1 phosphate receptor (S1P1R), each of which is in clinical development, and expect that we will continue to invest heavily in these product candidates, as well as in any future product candidates we may develop. Our business depends entirely on the successful development, regulatory approval and commercialization of our product candidates, each of which may never occur. Our ability to generate revenues, which we do not expect will occur for many years, if ever, is substantially dependent on our ability to develop, obtain regulatory approval for, and then successfully commercialize our product candidates, which may never occur.

Our product candidates will require substantial additional clinical and non-clinical development time, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenue from product sales. We currently generate no revenue and we may never be able to develop or commercialize any products. We cannot assure you that we will meet our timelines for our current or future clinical trials, which may be delayed or not completed for a number of reasons. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events, failure to achieve primary endpoints in clinical trials or failure to meet certain internal targets to support further development. For example, in the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis. Based on these results, we elected to terminate ongoing activities in the Phase 2 trials of VTX958 in plaque psoriasis and psoriatic arthritis. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean Crohn’s disease activity index (CDAI) score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by the simple endoscopic score for Crohn’s disease (SES-CD) (an objective endpoint) and showed a greater magnitude of decrease compared to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Based on these results, we are continuing to refine the future development strategy; however, we do not anticipate committing significant internal resources to further development of VTX958.

Even if our product candidates are successful in clinical trials, we are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates or regulatory approval that will allow us to successfully commercialize our product candidates. If we do not receive FDA or comparable foreign regulatory approval with the necessary conditions to allow commercialization, we will not be able to generate revenue from those product candidates in the United States or elsewhere in the foreseeable future, or at all. Any significant delays in obtaining approval for and commercializing our product candidates will have a material adverse impact on our business and financial condition.

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

▪
manufacture product candidates through contract manufacturing organizations (CMOs), or in our own, or our affiliates’, manufacturing facility in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
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

The clinical trials of our product candidates are, and, if approved, the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. For our small molecule product candidates, we will need to demonstrate that they are safe and effective for their target indications and must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. Regulatory authorities may ultimately disagree with our chosen endpoints or may find that our clinical studies or clinical study results do not support product approval. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in the fourth quarter of 2023, we announced topline data from a Phase 2 trial of VTX958 in moderate to severe plaque psoriasis. While the study achieved its primary and key secondary endpoints, the efficacy results did not meet our internal target to support further development of VTX958 in psoriasis. Based on these results, we elected to terminate ongoing activities in the Phase 2 trials of VTX958 in plaque psoriasis and psoriatic arthritis. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean CDAI score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by SES-CD (an objective endpoint) and showed a greater magnitude of decrease compared to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Based on these results, we are continuing to refine the future development strategy; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

We are developing our lead product candidates, VTX2735, VTX3232, tamuzimod (formerly VTX002), and VTX958 for the treatment of autoimmune, inflammatory, and neurodegenerative diseases. Currently, there are numerous companies that are developing various alternate treatments for these indications. With respect to VTX3232 and VTX2735, we are aware of several other NLRP3 inhibitors in clinical or preclinical development, including DFV890 from Novartis, selnoflast (RG418) from Roche AG, NT-0796 and NT-0249 from NodThera, VENT-01 and VENT-02 from Ventus Therapeutics, dapansutrile from Olatec Therapeutics, ZYIL1 from Zydus Cadila, AZD-4144 from AstraZeneca, BGE-100 from BioAge, ADS032 from Adiso Therapeutics, and NMRA-215 from Neumora. With respect to tamuzimod, if approved, it would compete with a number of therapies approved or in development for ulcerative colitis (UC), including Zeposia (ozanimod), which is an S1P receptor modulator marketed by BMS, and Velsipity (etrasimod), which is an S1P receptor modulator marketed by Pfizer. With respect to VTX958, if approved, it would compete with a number of therapies approved or in development for Crohn’s disease, including Takeda’s zasocitinib (TAK-279), which is also an allosteric TYK2 inhibitor in development for Crohn’s disease. Accordingly, our lead product candidates will face significant competition from multiple companies. Even if we obtain regulatory approval for our lead product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product for use in limited circumstances.

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

We expect to rely on medical institutions, academic institutions or contract research organizations (CROs) to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

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

Regarding VTX3232, in the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease and subsequently, in June 2025, we reported topline results for this trial. In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and cardiovascular risk factors; in October 2025, we reported positive topline results. The Phase 2 trial met its goal of establishing the safety and tolerability of VTX3232 in participants with obesity and cardiovascular risk factors, both as monotherapy and add-on to semaglutide. In the secondary endpoint of effects on high-sensitivity C-reactive protein (“hsCRP”) over time, we reported VTX3232 treatment was associated with an ~80% reduction in hsCRP within the first week and such reduction was sustained over the 12-week treatment period. Approximately 70% of study participants achieved target hsCRP levels of 2 mg/L or lower. VTX3232 also demonstrated statistically significant reductions in IL-6 to median levels of 1.60 ng/L, below the threshold for cardiovascular risk of 1.65 ng/L. Additionally, we reported that treatment with VTX3232 resulted in statistically significant reductions in lipoprotein(a) (“Lp(a)”), fibrinogen, and erythrocyte sedimentation rate (“ESR”). The combination of VTX3232 and semaglutide demonstrated significant reductions in hsCRP, IL-6, fibrinogen, ESR, Lp(a) and liver inflammation over semaglutide alone. Finally, we reported that treatment with VTX3232 as monotherapy did not result in weight loss, nor did VTX3232 in combination with semaglutide demonstrate incremental weight loss over semaglutide alone. We continue to analyze this dataset and will provide an update on development plans once determined. During the first quarter of 2024, we reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in cryopyrin-associated periodic syndromes (CAPS) patients. We initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Interim topline results from this trial are anticipated in the fourth quarter of 2025. In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of tamuzimod in patients with moderately to severely active UC. Furthermore, in October 2024, we announced positive results from the long-term extension of the Phase 2 trial of tamuzimod in participants with UC. We intend to identify a partner or other source of non-dilutive financing to support future development of tamuzimod in UC. In the third quarter of 2024, we announced results from a Phase 2 trial of VTX958 in participants with moderately to severely active Crohn’s disease. The study did not meet its primary endpoint of change from baseline in mean CDAI score in either VTX958 dose group. VTX958 did demonstrate dose-dependent, nominally statistically significant endoscopic response rates at Week 12 as measured by SES-CD, an objective endpoint, and showed improvement (i.e., decrease) relative to placebo in two key biomarkers of inflammation, C-reactive protein and fecal calprotectin. Based on these results, we are continuing to refine the future development strategy for VTX958 in Crohn’s disease, including potential partnership opportunities; however, we do not anticipate committing significant internal resources to further development of VTX958.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any current or future clinical studies will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We are presently conducting trials in multiple indications, such as moderately to severely active UC. Even as these trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our clinical trials, which may consequently delay our NDA filing timelines or permit competitors to obtain approvals that may alter our NDA filing strategy. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

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

In addition to U.S. regulatory requirements, we are also subject to regulation by foreign regulatory authorities, ethics committees, and other governmental entities with respect to clinical trials we conduct or sponsor outside of the U.S. For example, the EU Clinical Trials Regulation, or CTR, became applicable on January 31, 2022, repealing the EU Clinical Trials Directive. The implementation of the CTR also includes the implementation of the Clinical Trials Information System, a new clinical trial portal and database that will be maintained by the European Medicines Agency (EMA) in collaboration with the European Commission and the EU Member States. Complying with changes in regulatory requirements can incur additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or new requirements or policies governing our business operations, including our clinical trials.

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

Any name we intend to use for our product candidates in the United States will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (USPTO). The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we will lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe or otherwise violate the existing rights of third parties, and be acceptable to the FDA. We may be unable to build a successful brand identity for a new product name in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

Numerous laws and legislative and regulatory initiatives at the federal and state levels address privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act, or HIPAA, and associated regulations. For example, California has enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA, among other things, created certain data privacy and security obligations for covered companies and provides certain privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our Processing of personal information, depending on the context. Further, California voters approved the California Privacy Rights Act of 2020, or CPRA, in November 2020. The CPRA went into effect on January 1, 2023. The CPRA, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Other states have considered or have enacted legislation addressing privacy and security. For example, Washington has enacted the My Health, My Data Act, which includes a private right of action. Additionally, numerous states have considered or enacted laws similar to the CCPA and CPRA, including Colorado, Virginia, Utah, Connecticut, Iowa, Indiana, Tennessee, Florida, Texas, Oregon, Delaware, Montana, New Jersey, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, and Rhode Island, which have enacted such legislation similar to the CCPA and CPRA. These developments create the possibility for a patchwork of overlapping but different state laws, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The U.S. federal government also is contemplating federal privacy legislation. Additionally, the U.S. Department of Justice recently issued a final rule that took effect in April 2025 and places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to data to business partners located in China or with other specified links to China (and other designated countries). We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business.

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

The United Kingdom implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for application of the GDPR in the United Kingdom, and the United Kingdom has implemented a version of the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of annual global revenues. The United Kingdom enacted the UK Data (Use and Access) Act 2025 (DUAA) on June 19, 2025, which made targeted amendments to the UK GDPR and the UK Data Protection Act. These developments could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. On June 28, 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, allowing personal data transfers from EU member states to the United Kingdom to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal in 2025, however, and may be revisited by the European Commission at any time. The modifications to the UK GDPR and UK Data Protection Act in the DUAA may impact the European Commission’s renewal of its adequacy decision regarding the United Kingdom’s data protection framework. The European Commission has proposed to renew the United Kingdom’s adequacy decision after assessing the DUAA, but additional procedural steps remain, creating some uncertainty regarding such decision. The United Kingdom also has adopted updated standard contractual clauses, effective in March 2022, that are required to be implemented. The EU also has implemented new and revised laws and regulations relating to cybersecurity, including the Network and Information Security Directive II, or NIS2, adopted in 2023, which aims to enhance cybersecurity across critical infrastructure and essential services in the EU. NIS2 provides for all EU member states to have issued implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. We may incur substantial expense in complying with obligations under laws and regulations relating to privacy, data protection, and data security, including those in the EU, United Kingdom, and other jurisdictions, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

As of September 30, 2025 we had 83 full-time employees, compared to 79 full-time employees as of December 31, 2024. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

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

Our product candidates are in clinical development. In the first quarter of 2024, we reported positive topline results from a Phase 1 trial of VTX3232 in adult healthy volunteers. In August 2024, we initiated a Phase 2a trial of VTX3232 in participants with early Parkinson’s disease and subsequently, in June 2025, we reported topline results from this trial. In December 2024, we initiated a Phase 2 trial of VTX3232 in participants with obesity and cardiovascular risk factors; in October 2025, we reported positive topline results. The Phase 2 trial met its goal of establishing the safety and tolerability of VTX3232 in participants with obesity and cardiovascular risk factors, both as monotherapy and add-on to semaglutide. In the secondary endpoint of effects on high-sensitivity C-reactive protein (“hsCRP”) over time, we reported VTX3232 treatment was associated with an ~80% reduction in hsCRP within the first week and such reduction was sustained over the 12-week treatment period. Approximately 70% of study participants achieved target hsCRP levels of 2 mg/L or lower. VTX3232 also demonstrated statistically significant reductions in IL-6 to median levels of 1.60 ng/L, below the threshold for cardiovascular risk of 1.65 ng/L. Additionally, we reported that treatment with VTX3232 resulted in statistically significant reductions in lipoprotein(a) (“Lp(a)”), fibrinogen, and erythrocyte sedimentation rate (“ESR”). The combination of VTX3232 and semaglutide demonstrated significant reductions in hsCRP, IL-6, fibrinogen, ESR, Lp(a) and liver inflammation over semaglutide alone. Finally, we reported that treatment with VTX3232 as monotherapy did not result in weight loss, nor did VTX3232 in combination with semaglutide demonstrate incremental weight loss over semaglutide alone. We continue to analyze this dataset and will provide an update on development plans once determined. During the first quarter of 2024, we also reported positive topline results from a Phase 2 proof of concept trial of VTX2735 in CAPS patients. We initiated a Phase 2 trial of VTX2735 in participants with recurrent pericarditis in January 2025. Interim topline results from this trial are anticipated in the fourth quarter of 2025. In the fourth quarter of 2023, we announced positive results from the Phase 2 trial of tamuzimod in patients with moderately to severely active UC. We intend to identify a partner or other source of non-dilutive financing to support a pivotal Phase 3 program for tamuzimod in UC. We will not be able to treat patients if we cannot manufacture a sufficient quantity of tamuzimod, VTX2735, VTX3232 or other product candidates that meets our minimum specifications. In addition, tamuzimod, VTX2735 and VTX3232 have only been tested in a small number of trial subjects. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of tamuzimod, VTX2735 and VTX3232 as we expand into larger clinical trials. As noted above, to the extent the FDA considers any of our product candidates to share the same mechanism of action as other drug products with known safety concerns that warrant black box warnings, the FDA may require black box warnings for our product candidates, which would limit the market acceptance of our product candidates and negatively impact the future commercial prospects of our product candidates, if approved.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine in the Loper Bright decision, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, under the current administration, agency reorganization, departure of high-profile regulators at the FDA, layoffs due to the reduction in force initiative, government shutdown, and a lapse of U.S. government appropriations may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, the federal government issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Fewer agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and the new FDA commissioner or other executive orders. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes resulting from executive orders; freeze on hiring, federal funding for research, and external communications; layoffs; government shutdown; return-to-office policies; and changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed. We cannot predict the full impact of future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, be subject to other regulatory enforcement action, and we may not achieve or sustain profitability.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We have used CROs abroad for clinical trials. In addition, we may engage third-party intermediaries to sell our product candidates abroad once we enter a commercialization phase for our product candidates and/or to obtain necessary permits, licenses, and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, policies implemented by the Department of Government Efficiency, ability to hire and retain key personnel and accept payment of user fees and statutory, regulatory, and policy changes, such as hiring freeze, return-to-office policy, and other executive actions under the current administration. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the SEC, and other government agencies on which our operations may rely is inherently fluid and unpredictable.

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

In addition, there have been a number of other policy, legislative and regulatory proposals aimed at changing the pharmaceutical industry, including heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. In an effort to curb Medicare Patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs, as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. On September 30, 2025, the government announced the first agreement with a major pharmaceutical company, Pfizer, to bring American drug prices in line with the lowest paid by other developed nations, requiring the company to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges and any future legislative, executive, and administrative actions and agency rules implemented by the current administration on us and the biopharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period of time to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

Composition of matter patents for pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

Patent rights are of limited duration. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years after its first effective filing date. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment, which is based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a United States patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension (PTE) based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the PTE does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Administrative changes at the USPTO or other applicable patent authorities, such as reduced hiring and/or funding, may lead to delays in issuance of a patent resulting in delays in accrual of PTE, thereby reducing the amount of PTE that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of requests for PTE, which could result in a PTE not being timely granted (e.g., before the expiration of the patent). If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially.

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

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with whom we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s potential trade secrets, proprietary know-how and information. We further seek to protect our potential trade secrets, proprietary know-how and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors and outside scientific collaborators, these agreements typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

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

From September 30, 2024 until September 30, 2025, the closing price of our common stock has ranged from a low of $0.8361 to a high of $3.27. On November 3, 2025, the closing price of our common stock was $8.23. In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of November 3, 2025 we had 71,358,638 outstanding shares of common stock and 70,601 shares of Series A Non-Voting Convertible Preferred Stock (the Series A Preferred Stock) which are convertible into 100 shares of common stock for each share of Series A Preferred Stock. All outstanding shares of common stock are available for sale in the public market, subject to limitations under Rule 144 with respect to affiliates of our company.

On February 13, 2024, we filed a Post-Effective Amendment No. 1 to our shelf registration statement on Form S-3 with the SEC, to register the offering, sale and issuance of up to $300.0 million in aggregate of our common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units from time to time in one or more offerings. This Post-Effective Amendment No. 1 was filed due to our expectation that we would cease to be a well-known seasoned issuer (as such term is defined in Rule 405 under the Securities Act) upon the filing of our Annual Report on Form 10-K. After we were no longer a well-known seasoned issuer, on February 28, 2024, we filed a Post-Effective Amendment No. 2 to our shelf registration statement on Form S-3 to convert our shelf registration statement from a Form S-3ASR (automatic shelf registration statement) to a Form S-3 (non-automatic shelf registration statement), which was declared effective by the SEC on April 26, 2024.

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

On March 6, 2024, we entered into a stock purchase agreement for a private placement with certain qualified institutional buyers and institutional accredited investors. Pursuant to the stock purchase agreement, we agreed to sell to the purchasers 11,174,000 shares of our common stock, par value of $0.0001 per share, at an offering price of $8.95 per share. The private placement closed on March 11, 2024. On April 9, 2024, we filed a registration statement on Form S-3 to register the offer and resale of the shares sold in the private placement, and on April 29, 2024, that registration statement was declared effective by the SEC.

Additionally, on September 23, 2024, we entered into a Securities Purchase Agreement (the Securities Purchase Agreement) for a private placement with Aventis Inc. Pursuant to the Securities Purchase Agreement, we agreed to sell to Aventis 70,601 shares of Series A Preferred Stock, par value $0.0001 per share, at a purchase price of $3.8243 per share. The Series A Preferred Stock is convertible at the option of Aventis, or any subsequent holder, at any time into 100 shares of common stock for each share of Series A Preferred Stock. The private placement closed on September 23, 2024. On November 7, 2024, we filed a registration statement on Form S-3 to register the offer and resale of the shares issuable upon conversion Series A Preferred Stock, and on November 15, 2024, that registration statement was declared effective by the SEC.

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

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations (including Nasdaq rules) and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value. For example, we have issued Series A Preferred Stock which is convertible at the option of each holder at any time into one hundred (100) shares of our common stock for each share of Series A Preferred Stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. This may result in substantial dilution to holders of our common stock. In the event our board of directors approves dividends, holders of Series A Preferred Stock are entitled to receive a dividend on each outstanding share of Series A Preferred Stock equal to $0.0001 per share prior and in preference to any declaration or payment of any dividend on common stock during the same calendar year, other than dividends on shares of common stock payable in shares of common stock. Any declared but unpaid dividends on Series A Preferred Stock are required to be paid in full prior to any asset distributions in the event of a liquidation.

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

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we have been, and may in the future again become, the target of securities litigation. Securities litigation against us could result in substantial costs and divert our management’s attention and resources from our business, which could seriously harm our business. See Note 5: “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the putative securities class action complaint filed against us on March 1, 2024. In addition, such lawsuits may make it more difficult for us to finance our operations in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities by us during the quarter ended September 30, 2025 that were not previously reported in current reports on Form 8-K filed with the SEC.

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

Ventyx Biosciences, Inc.

Date: November 6, 2025	By:	/s/ Roy Gonzales
Roy Gonzales, C.P.A., M.B.A.
Senior Vice President, Finance
(Interim Principal Financial and Accounting Officer)